Form 10-Q
period 2010-09-30
GenMark Diagnostics, Inc.
filed 2010-11-09
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock on October 29, 2010 was 11,723,512.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2010	As of December 31, 2009
Current assets
Cash and cash equivalents	$24,144,135	$16,482,818
Accounts receivable	532,377	169,842
Inventories	740,263	136,967
Other current assets	491,886	992,181

Total current assets	25,908,661	17,781,808
Property and equipment-net	2,318,948	1,381,618
Intangible assets-net of accumulated amortization	86,415	170,051
Other long-term assets	55,355	—

Total assets	$28,369,379	$19,333,477

Current liabilities
Accounts payable	$1,141,191	$1,504,905
Accrued compensation	1,339,814	822,388
Other current liabilities	1,295,713	886,032

Total current liabilities	3,776,718	3,213,325

Long-term liabilities
Other non-current liabilities	472,818	795,334

Total liabilities	4,249,536	4,008,659

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	As of September 30, 2010	As of December 31, 2009
Stockholders’ equity
Ordinary shares, £0.23 ($0.3634 as of December 31, 2009) par value; -0- and 7,101,928 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	2,573,857
Deferred shares, £0.0099 ($0.01709 as of December 31, 2009) par value; -0- and 689,478,300 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	11,780,709
Common stock, $.0001 par value; 100,000,000 authorized; 11,723,512 and -0- issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,172	—
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	—	—
Additional paid-in capital	165,561,829	127,475,450
Accumulated deficit	(140,993,201)	(126,089,889)
Accumulated other comprehensive loss	(449,957)	(415,309)

Total stockholders’ equity	24,119,843	15,324,818

Total liabilities and stockholders’ equity	$28,369,379	$19,333,477

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product Revenue	653,035	220,138	1,575,496	629,117
License and other revenue	14,375	35,000	141,890	62,889

Total revenue	667,410	255,138	1,717,386	692,006
Cost of sales	1,221,620	761,109	2,651,301	2,867,951

Gross loss	(554,210)	(505,971)	(933,915)	(2,175,945)

Operating expenses
Sales and marketing	1,109,132	593,477	3,371,089	1,888,891
Research and development	1,668,956	1,562,513	4,846,706	4,425,428
General and administrative	1,591,835	2,986,412	5,761,371	6,049,746

Total operating expenses	4,369,923	5,142,402	13,979,166	12,364,065

Loss from operations	(4,924,133)	(5,648,373)	(14,913,081)	(14,540,010)

Other income
Foreign exchange gain (loss)	—	7,395	(1,110)	131,965
Interest income	7,102	5,601	15,928	31,897

Total other income	7,102	12,996	14,818	163,862

Loss before income taxes	(4,917,031)	(5,635,377)	(14,898,263)	(14,376,148)
(Provision) benefit for income taxes	—	(17,896)	(5,049)	41,193

Net loss	$(4,917,031)	$(5,653,273)	$(14,903,312)	$(14,334,955)

Net loss per share, basic and diluted	$(0.42)	$(1.13)	$(1.63)	$(3.34)
Weighted average number of shares outstanding	11,723,512	5,015,837	9,142,328	4,285,527
Condensed consolidated statements of comprehensive loss three and nine months ended September 30, 2010 and 2009
Net loss	$(4,917,031)	$(5,653,273)	$(14,903,312)	$(14,334,955)
Foreign currency translation adjustment	—	283,135	(34,647)	(247,538)

Comprehensive loss	$(4,917,031)	$(5,370,138)	$(14,937,959)	$(14,582,493)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,903,312)	$(14,334,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	724,630	1,168,663
Loss from disposal of property and equipment	—	(10,000)
Impairment losses	—	549,148
Share-based compensation	1,119,188	985,541
Changes in operating assets and liabilities:
Trade accounts receivable	(362,535)	20,294
Inventories	(525,854)	614,189
Other current assets	182,515	363,317
Accounts payable	(446,024)	(1,203,294)
Accrued compensation	517,426	8,589
Accrued and other liabilities	103,740	(616,754)

Net cash used in operating activities	(13,590,226)	(12,455,262)

Investing activities:
Proceeds from the sale of property and equipment and intangible assets	—	10,000
Purchases of property and equipment	(1,397,628)	(645,137)

Net cash used in investing activities	(1,397,628)	(635,137)

Financing activities:
Proceeds from issuance of ordinary shares and common stock	27,600,000	8,459,998
Costs incurred in conjunction with initial public offering	(4,908,627)	—
Proceeds from stock option exercises	4,734	—

Net cash provided by financing activities	22,696,107	8,459,998

Effect of foreign exchange rate changes	(46,936)	(133,054)

Net increase in cash and cash equivalents	7,661,317	4,763,455
Cash and cash equivalents at beginning of period	16,482,818	8,822,458

Cash and cash equivalents at end of period	$24,144,135	$4,059,003

Supplemental cash flow disclosures:
Cash (paid) received for income taxes	$(5,049)	$184,259
Cash received for interest	$13,518	$31,897

Noncash investing and financing activities:
Reclassification of deposits on systems in other current assets, and inventory to property and equipment in 2010 and 2009, respectively	288,962	256,909
IPO costs incurred but not paid	82,310	—
Transfer of systems from property and equipment into inventory	77,442	—

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2010 the Company had $24,144,135 in cash and cash equivalents, working capital of $22,131,943 and an accumulated deficit of $140,993,201.

Management expects operating losses to continue through the foreseeable future until the Company has expanded its product offering and increased its product revenues to an extent to cover the fixed cost base of the business. The Company’s management has prepared cash flow forecasts which indicate, based on the current cash resources available and the availability of a line of credit of up to $4,000,000, that the Company has sufficient capital to fund its operations for at least the next twelve months.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for audited financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2010, and for the nine months ended September 30, 2010 and 2009, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the final prospectus relating to our initial public offering filed with the Securities and Exchange Commission (“SEC”) on June 1, 2010.

The Company evaluated subsequent events through November 9, 2010 the date of issuance of the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Upon the closing of Company’s IPO in June 2010 the Company changed its functional currency from the British Pound to the U.S. Dollar.

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

Genmark Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The Company sold its first systems in the nine months ended September 30, 2010. The Company elected to early adopt the new accounting guidance because it is able to meet the new separation criteria and has applied it to all applicable revenue arrangements entered into or materially modified beginning January 1, 2010. The adoption of the new guidance had an immaterial effect on the financial statements and on loss per share during the nine months ended September 30, 2010.

The adoption of this guidance did not result in a change in the Company’s units of accounting or in how the Company allocates arrangement consideration to its units of accounting, as the arrangements to which the new accounting guidance is applicable were first entered into during the nine months ended September 30, 2010.

2. Share-Based Compensation

The Company recognizes share-based compensation expense related to share options, warrants and restricted stock issued to employees and directors in exchange for services. The compensation expense is based on the fair value of the awards, which are determined by utilizing various assumptions regarding the underlying attributes of the options and shares. The estimated fair value of options granted and restricted stock, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight line basis over the period the vesting occurs. The share-based compensation expense is recorded in cost of sales, sales and marketing, research and development and general and administrative expenses based on the employee’s respective function. The option and warrant-related expense is derived from the Black-Scholes Option Pricing Model that uses several judgment based variables to calculate the expense. The inputs include the expected life of the option or warrant, the expected volatility and other factors. The compensation expense related to the restricted stock is calculated as the difference between the fair market value of the stock on the date of grant, less the cost to acquire the shares, which is $0.0001 per share.

On June 3, 2010, the Company exchanged all of the outstanding options under the Osmetech plc 2003 U.S. Equity Compensation Plan (the “U.S. Plan”) for options under the 2010 Equity Incentive Plan (the “Plan”). The options were exchanged using an exchange ratio of 230 options to purchase shares of Osmetech plc to one share of the Company and was accounted for as a modification of the share-based payment arrangement. There was no additional compensation cost recorded related to the exchange as there was no change in the economic value of the options exchanged.

Employee participation is at the discretion of the compensation committee or senior management of the Company. All options are exercisable at a price equal to the average closing quoted market price of the Company’s shares on the NASDAQ on the date of grant and generally vest between 1 and 4 years.

Options are generally exercisable for a period up to 10 years after grant and are forfeited if the employee leaves the Company before the options vest. As of September 30, 2010, 717,195 shares remained available for future grant of awards under the Plan. Restricted stock grants reduce the amount of stock options available for grant under the 2010 Plan and are excluded from the table below.

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2009	993,214	$6.96
Granted	245,100	6.00
Exercised	(21,589)	(0.37)
Cancelled	(95,249)	(6.48)

Outstanding at September 30, 2010	1,121,476	$6.11

As of September 30, 2010, 356,149 options are vested and they have a remaining weighted average contractual term of 7.38 years, and an aggregate intrinsic value of $0.

During the three months ending September 30, 2010, the company granted 161,329 shares of restricted stock to two board members. The restricted stock granted to the Interim CEO vests over the twelve month period ending July 2011 and the restricted stock granted to our new board member vests over the four year period of his board of director’s duties and over the twelve month period ending August 2011, for his initial and annual board compensation grants, respectively.

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

Genmark Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We sell our durable systems and disposable test cartridges through a direct sales force in the United States. Components are individually priced and can be purchased separately or together. The system price is not dependent upon the purchase of any amount of disposable test cartridges. Revenue on system and test cartridge sales is recognized upon shipment, which is when title and the risk of loss and rewards of ownership have been transferred to the customer and there are no other material post-shipment obligations.

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

During the nine months ended September 30, 2010, the Company sold ten XT-8 systems.

Revenues related to royalties received from licenses are recognized evenly over the contractual period to which the license relates.

Shipping and handling costs are expensed as incurred and included in cost of product sales.

4. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. There were no significant financial instruments requiring one-time or recurring measurements of fair value during the nine months ended September 30, 2010.

During the nine months ended September 30, 2009, a cash flow analysis indicated that certain of the Company’s patent licenses may have been impaired and required that an assessment of the fair value of the patent licenses be performed. These fair value measurements were done on the basis of unobservable Level 3 inputs, for which little or no market data exists. These inputs included the assumptions of future cash flows related to the items, and a discount rate applied to these cash flows. The assumed cash flows were projected based on management’s best estimates for the remaining net cash flows for each item over its the estimated remaining useful life. Due to the relatively short-term period of future cash flows on these items, the use of a discount rate did not have a material impact on the valuation of these items. Impairments recorded during the nine months ended September 30, 2009 as a result of these fair value measurements were $549,148 for intangible assets.

5. Net Loss Per Ordinary Share

The computations of diluted net loss per ordinary share for the nine months ended September, 2010 and 2009 do not include the effects of the following options and warrants which were outstanding, and restricted stock as of the end of each period as the inclusion of these securities would have been anti-dilutive.

	Nine months ended September 30,
	2010	2009
Share options	1,121,476	274,085
Warrants	88,317	—
Restricted Stock—vested; not issued or outstanding	3,641	—

	1,213,434	274,085

Genmark Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Common Stock Warrants — During 2009, the Company issued warrants to purchase 132,475 of Osmetech’s ordinary shares with an exercise price of £4.60 per share, and warrants to purchase 88,317 of Osmetech’s ordinary shares with an exercise price of £6.90 per share to a director for services to the Company in connection with the share offering completed in 2009. Pursuant to the terms of the warrant, the warrant to purchase 132,475 was cancelled upon the closing of the IPO. At the same time, the warrant to purchase 88,317 of Osmetech’s ordinary shares was converted to a warrant to purchase 88,317 shares of the Company’s common stock at an exercise price of $9.98. These warrants were fully vested and exercisable upon issue, and shall continue to be exercisable up to and including the earlier to occur of (i) 60 days after the director leaving the Company’s board of directors (for whatever reason) and (ii) June 30, 2012.

Additionally, Osmetech’s deferred shares, which were created at the time of a 10-for-1 consolidation of ordinary shares on September 30, 2005 are excluded from basic and diluted net loss per ordinary share. Management considers these shares to be of minimal value. The deferred shares do not entitle the holder to payment of any dividend or other distribution or to receive notice or attend or vote at any general meeting of Osmetech. The deferred shares are non transferable. In the event of a return of assets on winding up of Osmetech, the deferred shareholders receive 1 pence in respect of their shareholding in its entirety.

6. Segment Information

The Company operates in one reportable segment, and substantially all of the Company’s operations and assets are in the United States of America.

7. Property and Equipment, net

Property and equipment was comprised of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Property and equipment—at cost:
Plant and machinery	$2,760,849	$2,201,033
Rental systems	2,271,519	2,073,082
Office equipment	1,499,933	1,079,214
Leasehold improvements	483,297	74,394

Total property and equipment—at cost	7,015,598	5,427,723
Less accumulated depreciation	(4,696,650)	(4,046,105)

Net property and equipment	$2,318,948	$1,381,618

Depreciation expense amounted to $671,818 and $1,045,645 for the nine months ended September 30, 2010 and 2009, respectively.

8. Note Payable

In March 2010, the Company entered into a loan and security agreement with Square 1 Bank, pursuant to obtaining a credit facility consisting of a revolving line of credit in the amount of up to $2 million and an equipment term loan in the amount of up to $2 million. Based upon certain financial covenants, interest on the revolving line of credit will be either (i) the greater of (a) the bank’s prime rate (3.25% as of September 30, 2010) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matures in July 2011 and the term loan matures in July 2013. As of September 30, 2010, the Company has not drawn any funds under this loan and security agreement but has utilized a portion of the balance as security for a letter of credit and for corporate credit cards.

9. Subsequent Event

On November 1, 2010, the company acquired a non-exclusive license to Innogenetics’ Hepatitis C Virus (HCV) genotyping patent estate for the United States. The agreement includes an option to extend the license on a global basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report for the nine months ended September 30, 2010, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009, included in our final prospectus dated June 1, 2010 filed with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, sales and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Results of Operations — Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenue

Revenue increased $412,000 or 162%, to $667,000 for the three months ended September 30, 2010 compared to $255,000 for the three months ended September 30, 2009. Revenue from product sales increased $433,000 or 197% to $653,000 for the three months ended September 30, 2010 compared to $220,000 for the three months ended September 30, 2009. The increase in product revenue for the three month period was primarily due to a $361,000 increase in reagent revenues as well as a $72,000 increase in system sales and other product revenue. The reagent revenue increase was driven by the increase in our installed base of systems as well as an expanded menu of tests available for sale.

Cost of Sales and Gross Loss

Cost of sales increased $461,000, or 61%, to $1.2 million for the three months ended September 30, 2010 compared to $761,000 for the three months ended September 30, 2009. The increase was primarily due to the increase in reagent and system shipments. Gross loss increased $48,000 or 10% to $554,000 for the three months ended September 30, 2010 compared to a loss of $506,000 for the three months ended September 30, 2009. Higher revenues in the 2010 period were more than offset by higher manufacturing costs. The increase in manufacturing costs was primarily due to a build up of safety stock in advance of the move of our manufacturing plant, and duplicate costs driven by the implementation of our new Carlsbad production line while maintaining our current Pasadena manufacturing facility, including $164,000 in higher payroll costs.

Sales and Marketing

Sales and marketing expense increased $516,000, or 87%, to $1.1 million for the three months ended September 30, 2010 compared to $593,000 for the three months ended September 30, 2009. The increase was driven by $324,000 in higher payroll related costs, $77,000 in higher travel and $66,000 in higher recruiting costs, partially offset by $111,000 in lower depreciation costs for promotional systems.

Research and Development

Research and development expense increased $106,000, or 7%, to $1.7 million for the three months ended September 30, 2010 compared to $1.6 million for the three months ended September 30, 2009. The increase was primarily due to a $93,000 increase in recruiting and relocation costs $75,000 in higher facility costs, partially offset by $85,000 in lower clinical trial and development supplies expense.

General and Administrative

General and administrative expense decreased $1.4 million, or 47%, to $1.6 million for the three months ended September 30, 2010 compared to $3.0 million for the three months ended September 30, 2009. The decrease was due to $704,000 in lower share-based compensation, $499,000 in lower severance expenses and $311,000 in lower professional fees related to our former UK operations. The higher share based compensation in the 2009 period was primarily related to warrants issued in connection with a common stock offering and severance costs in the 2009 period was related to the Company’s former Chief Executive Officer.

Other Income and Expense

Interest and other income decreased $6,000 to $7,000 for the three months ended September 30, 2010 compared to $13,000 for the three months ended September 30, 2009. The decrease was related to a $7,000 decrease in foreign exchange gain. During the 2nd quarter of 2010 the company shut down its UK facility and changed its functional currency to the US dollar. There are no remaining material operations in the UK.

Benefit (Provision) for Income Taxes

Provision for income tax decreased $18,000 for the three months ended September 30, 2010 to zero compared to $18,000 or for the three months ended September 30, 2009. Due to the Company’s losses it only records tax provisions or benefits related to minimum tax payments and refunds.

Net Loss and Loss per share

Net loss decreased $736,000 to $4.9 million for the three months ending September 30, 2010 compared to a loss of $5.7 million for the three months ending September 30, 2009. Loss per share decreased $0.71 to $0.42 for the three months ended September 30, 2010 compared to $1.13 for the three months ended September 30, 2009. The lower net loss along with a higher number of weighted average shares outstanding combined to significantly decrease the net loss per share.

Results of Operations — Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenue

Revenue increased $1.0 million or 148% to $1.7 million for the nine months ended September 30, 2010 compared to $692,000 for the nine months ended September 30, 2009. Revenue from product sales increased $946,000 or 150% to $1.6 million for the nine months ended September 30, 2010 compared to $629,000 for the nine months ended September 30, 2009. The increase in revenue for the nine month period was primarily due to a $662,000 increase in reagent revenues and a $263,000 increase in system sales. The reagent revenue increase was driven by an increase in our installed base of systems and an expanded menu of tests available for sale.

Cost of Sales and Gross Loss

Cost of sales decreased $217,000, or 8%, to $2.7 million for the nine months ended September 30, 2010 compared to $2.9 million for the nine months ended September 30, 2009. The decrease was due to a $404,000 decrease in depreciation and amortization, including a $549,000 write-down of unused content license intangibles during the first quarter of 2009, and higher factory utilization of fixed costs, partially offset by $235,000 in higher payroll related to the build up of safety stock and production line duplication in advance of the factory’s move to Carlsbad. Gross loss decreased $1.2 million for the nine months ended September 30, 2010 to $934,000 compared to a loss of $2.2 million for the nine months ended September 30, 2009. Higher revenues during the 2010 period combined with lower cost of sales significantly decreased the gross loss during 2010.

Sales and Marketing

Sales and marketing expense increased $1.5 million, or 79%, to $3.4 million for the nine months ended September 30, 2010 compared to $1.9 million for the nine months ended September 30, 2009. The increase was driven by $992,000 in higher payroll, $225,000 in higher facility costs and $131,000 in higher travel costs, partially offset by $319,000 in lower depreciation.

Research and Development

Research and development expense increased $421,000, or 10%, to $4.8 million for the nine months ended September 30, 2010 compared to $4.4 million for the nine months ended September 30, 2009. The increase was due to $225,000 in higher facility costs, $290,000 in relocation and recruiting costs primarily related to the move to our new Carlsbad headquarters, and $187,000 in higher payroll related costs, partially offset by lower depreciation and lower costs related to the manufacture of development and clinical trial products.

General and Administrative

General and administrative expense decreased $288,000 or 5%, to $5.8 million for the nine months ended September 30, 2010 compared to $6.0 million for the nine months ended September 30, 2009. The decrease was due to $578,000 in lower facility costs, $332,000 in lower UK professional and administrative costs that were partially offset by $589,000 in U.S. public company costs including audit and legal expenses.

Other Income and Expense

Other income decreased $149,000 or 91%, to $15,000 for the nine months ended September 30, 2010 compared to $164,000 for the nine months ended September 30, 2009. During the 2009 period, we realized a $132,000 gain on foreign exchange related to the strengthening of the U.S. dollar compared to the British Pound. We completed the shutdown of our UK operations during the six month period ending June 30, 2010 and changed our functional currency to the U.S. dollar at that time. We no longer have any material operations in the UK.

(Provision) benefit for Income Taxes

A tax provision of ($5,000) was recorded for the nine months ended September 30, 2010, compared to a tax benefit of $41,000 for the nine months ended September 30, 2009. Due to our losses we only record tax provisions or benefit related to minimum payments and refunds.

Loss per share

Loss per share decreased $1.71 to $1.63 for the nine months ended September 30, 2010 compared to $3.34 for the nine months ended September 30, 2009. Although the net loss increased $568,000 or 4% to $14.9 million for the nine months ended September 30, 2010, the weighted average shares increased 4.9 million shares or 113% to 9.1 million shares for the nine months ended September 30, 2010, compared to 4.3 million shares for the nine months ended September 30, 2009, resulting in a lower loss per share for the current period. The increase in weighted average shares was primarily due to a stock placement of 2.1 million shares in December 2009 as well as the issuance of 4.6 million shares in connection with the closing of our initial public offering on June 3, 2010.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock and revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability.

At September 30, 2010, we had $22.1 million of working capital, including $24.1 million in cash and cash equivalents.

Net cash used in operating activities increased $1.1 million to $13.6 million for the nine months ended September 30, 2010 compared to $12.5 million for the nine months ended September 30, 2009. The increased use of cash was due to $888,000 in increased inventories and accounts receivable during the current period, partially offset by higher accrued compensation and other liabilities.

Net cash used in investing activities increased $762,000 to $1.4 million for the nine months ended September 30, 2010 compared to $635,000 for the nine months ended September 30, 2009 primarily due to increased purchase of fixed assets associated with our new Carlsbad facility and our XT-8 systems used for customer rentals.

Net cash provided by financing activities increased $14.2 million to $22.7 million for the nine months ended September 30, 2010 compared to $8.5 million for the nine months ended September 30, 2009, primarily related to the June 3, 2010 closing of our initial public offering.

In March 2010, we entered into a loan and security agreement with Square 1 Bank, pursuant to which we obtained a credit facility consisting of a revolving line of credit in the amount of up to $2 million and an equipment term loan in the amount of up to $2 million. Based upon certain financial covenants, interest on the revolving line of credit will be either (i) the greater of (a) the bank’s prime rate (3.25% as of September 30, 2010) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matures in July 2011 and the term loan matures in July 2013.

Pursuant to the terms of the loan and security agreement, we are required to maintain a ratio of liquidity to bank indebtedness equal to at least 1.50 to 1.00. In addition, the loan and security agreement includes several restrictive covenants, including requirements that we obtain the consent of Square 1 Bank prior to entering into any change of control event unless all debt is repaid to Square 1 Bank prior to the change of control event, incurring other indebtedness or liens with respect to our property, making distributions to our stockholders, making certain investments or entering into certain transactions with affiliates and other restrictions on storing inventory and equipment with third parties. The agreement also limits the amount we can borrow under the term loan to license genetic biomarkers to $500,000. To secure the credit facility, we granted Square 1 Bank a first priority security interest in our assets and intellectual property rights. As of September 30, 2010, we had not drawn down any funds under the credit facility or the term loan, however, $500,000 of the availability under the credit facility was utilized as collateral for an outstanding letter of credit, reducing the availability from $2.0 million to $1.5 million. We are currently in compliance will all ratios and covenants.

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

Contractual Obligations

On February 8, 2010, we entered into a seven-year and seven-month lease for a new 31,098 square foot facility in Carlsbad, California. The facility is part of a three-building office and research and development project located at 5964 La Place Court, Carlsbad, California, and the project totals 158,733 rentable square feet. Monthly rental payments of $45,092 commenced on July 14, 2010 and increase 3% annually thereafter. We also pay our pro-rata share of the building and project maintenance, property tax, management and other costs subject to certain limitations. We have paid a $55,000 security deposit and provided a $500,000 standby letter of credit as security for the future rent as well as for up to $2.0 million in landlord funded tenant improvements. The lease also provides for rights of first refusal for expansion within our building, subject to certain limitations.

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

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2010 and any change in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2010. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained Food and Drug Administration, or FDA, clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We commenced offering our XT-8 systems and our Warfarin Sensitivity Test in July 2008. We commenced offering our Cystic Fibrosis Genotyping Test in July 2009 and our Thrombophilia Risk Test in April 2010. Our Respiratory Viral Panel Test and our Plavix Sensitivity Test (2C19 test) test are currently labeled for research use. Our net losses from continuing operations were approximately $14.9 million for the nine months ended September 30, 2010, $20.0 million for fiscal 2009 and $28.4 million for fiscal 2008. At September 30, 2010, we had an accumulated deficit of approximately $141.0 million. We will continue to incur significant expenses for the foreseeable future for our sales and marketing, research and development and regulatory activities and maintaining our existing and obtaining additional intellectual property rights. We can not provide you any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and because the market for molecular diagnostic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

Through September 30, 2010, we had primarily placed our XT-8 systems with customers at no initial charge through “reagent rental” agreements, under which customers commit to purchasing minimum quantities of test cartridges over a period of one to three years. While we also offer our XT-8 systems for sale, through September 30, 2010, we had sold only ten of our systems. We expect sales of our diagnostic tests associated with our XT-8 systems will account for the vast majority of our revenues for at least the next several years. We intend to dedicate a significant portion of our resources to the commercialization of our XT-8 system and our existing FDA-cleared diagnostic tests. Although we intend to develop a broad range of additional diagnostic tests for use with the XT-8 System and our next-generation system, we can not assure you when or if we will obtain FDA clearances for the tests we intend to develop in the future, or whether the market will accept such new products. As a result, to the extent that our XT-8 System and our existing FDA-cleared diagnostic tests are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted and our business operating results and financial condition will be harmed.

We may fail to successfully expand the menu of diagnostic tests for our XT-8 System, or effectively predict the types of tests our existing and target customers want.

We currently market three FDA-cleared diagnostic tests and have developed two other diagnostic tests currently labeled for research use. In addition, we have seven diagnostic tests in the development or design stage. Some hospital-based and reference laboratories may not consider adopting our XT-8 System until we offer a broader menu of diagnostic tests. Although we are developing additional tests to respond to the needs of these laboratories, we can not guarantee that we will be able to license the appropriate technology, or develop and obtain required regulatory clearances or approvals, for enough additional tests quickly enough or in a manner that is cost-effective. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, in order to commercialize our products, we are required to undertake time consuming and costly development activities, including clinical studies for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval or, if approved, may not generate the demand we expect. If we are unable to successfully develop and commercialize additional diagnostic tests for use with our XT-8 system, our revenues and our ability to achieve profitability will be impaired.

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

We primarily place our XT-8 systems with customers at no direct charge through “reagent rental” agreements, under which customers commit to purchasing minimum quantities of test cartridges over a period of one to three years. While we also offer our XT-8 systems for sale, through September 30, 2010, we had sold only ten systems and the amount of additional capital we may need to raise depends on the amount of our revenues from sales of test cartridges sold through these reagent rental agreements. We do not currently sell enough test cartridges to recover all of our fixed manufacturing expenses associated with the production of our systems and test cartridges and therefore we currently have a high cost of sales relative to revenue, resulting in a gross loss. If we continue not to sell a sufficient number of test cartridges to offset our expenses associated with these reagent rental agreements, our liquidity will be adversely affected.

We have limited experience in sales and marketing and may be unable to successfully commercialize our XT-8 System and related diagnostic tests.

We have limited marketing, sales and distribution experience and capabilities. In connection with our XT-8 System, we commenced offering our Warfarin Sensitivity Test in July 2008, our Cystic Fibrosis Genotyping Test in July 2009 and our Thrombophilia Risk Test in April 2010. As of September 30, 2010, we had 65 systems in use or under evaluation with customers. We recently adjusted our sales strategy by terminating our relationship with a third-party distributor and beginning to build our own direct sales force. Our ability to achieve profitability depends on attracting customers for the XT-8 System and building brand loyalty. To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised, on a worldwide basis, of 141 issued U.S. and foreign patents which we own directly or for which we are the exclusive licensee and that expire between 2013 and 2028. However, patents may not be issued based on any pending or future patent applications owned by or licensed to us and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

We currently manufacture our proprietary test cartridges at our Pasadena, California manufacturing facility and are moving this facility to our Carlsbad headquarters during the next several months. We outsource manufacturing of our XT-8 system and much of the disposable component molding and component assembly for our test cartridges. Our XT-8 system is manufactured by Aubrey Group Inc., our single source supplier that specializes in contract design and manufacturing of electronic and electromechanical devices for medical use. We are evaluating second source suppliers for our systems. The components are custom-made by only a few outside vendors. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured these components ourselves, including:

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

The manufacturing operations for our test cartridges in Pasadena, California use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly to repair or replace and could require substantial lead time to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires or otherwise, would limit our ability to meet customer demand for the XT-8 system and tests and would have a material adverse effect on our business, financial condition and results of operations. Other possible disruptions may include power loss and telecommunications failures. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may not be successful in developing our next-generation system.

We are developing our next-generation platform. We are designing the system to integrate sample preparation with our eSensor technology to allow technicians to be able to place a minimally prepared patient sample into our test cartridge and obtain results with no additional steps. The development of the system is a complex process, and we may not be successful in completing the development of all the currently intended features and benefits of the system, which may limit its marketability. In addition, before commercializing the system we will be required to obtain regulatory approval for the system as well as each of the diagnostic tests to be used on the system, including those tests that previously received approval for use with our XT-8 systems. If we are unable to successfully develop and obtain regulatory approval for our system and related diagnostic tests, our business plan will be impaired.

If we are unable to retain key members of our senior management and scientists or hire additional skilled employees, we may be unable to achieve our goals.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. Our senior managers and other key employees can terminate their relationship with us at any time. We have a small number of senior managers, and the loss of services of any of these managers or our scientific or technical personnel, in particular Mr. Gleeson, Dr. Kayyem or Mr. Kemper, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key-man life insurance on any of our employees.

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

As of December 31, 2009, we had net operating loss carryforwards (NOL’s) of approximately $62.5 million for U.S. federal tax purposes. These NOL’s will expire in varying amounts through 2029. To the extent these NOL’s are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of NOL’s that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company has undergone Section 382 ownership changes that will limit the availability of the NOL’s. Future changes in ownership could put limitations on the remaining availability of our NOL’s. To the extent our use of NOL’s is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOL’s, which could result in lower profits. We also had non-U.S. NOL’s of approximately $30.4 million as of December 31, 2009. As a result of our recent corporate reorganization, there is a significant risk these non-U.S. NOL’s may not be utilized.

We are in the process of consolidating and/or eliminating certain legacy legal entities including foreign legal entities. Some of the entities have intercompany loans, that when modified or eliminated, may result in various taxes payable. Due to our potential limitation on use of its NOL’s, we may incur liabilities that are not offset by NOL’s and could result in material cash payments.

Risks Related to Regulation

The regulatory clearance or approval process is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our future products.

We are investing in the research and development of new diagnostic tests to expand our menu of testing options, as well as to develop our next-generation system, which we anticipate will reduce the need for sample preparation when using our system. Our products are subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510(k) clearance, pre-market approval, or foreign regulatory approvals.

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

As of September 30, 2010, officers, directors, and stockholders holding more than 5% of Genmark’s outstanding shares collectively controlled a significant amount of our outstanding shares of common stock based on their respective beneficial ownership. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

None

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

GENMARK DIAGNOSTICS, INC.

Date: November 9, 2010	/s/ STEVEN J. KEMPER
Steven J. Kemper Chief Financial Officer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

10.1	Form of Restricted Stock Agreement†

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

†	Management Compensation Plan