Form 10-Q
period 2011-09-30
GenMark Diagnostics, Inc.
filed 2011-11-14
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the registrant’s common stock on November 5, 2011 was 20,477,820.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of September 30, 2011	As of December 31, 2010
Current assets
Cash and cash equivalents	$31,001	$18,329
Short-term investments	5,000	—
Accounts receivable, net of allowance of $111 and $39 at September 30, 2011 and December 31, 2010, respectively	724	678
Inventories	1,963	897
Other current assets	428	2,193

Total current assets	39,116	22,097
Property and equipment, net	3,122	2,702
Intangible assets, net	1,382	1,460
Other long-term assets	80	55

Total assets	$43,700	$26,314

Current liabilities
Accounts payable	$1,496	$823
Accrued compensation	1,219	1,172
Current portion of loan payable	1,000	—
Other current liabilities	2,705	1,945

Total current liabilities	6,420	3,940
Long-term liabilities
Loan payable	833	—
Other non-current liabilities	630	1,307

Total liabilities	$7,883	$5,247

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 20,478 and 11,728 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2	1
Additional paid-in capital	199,300	166,009
Accumulated deficit	(163,027)	(144,493)
Accumulated other comprehensive loss	(458)	(450)

Total stockholders’ equity	35,817	21,067

Total liabilities and stockholders’ equity	$43,700	$26,314

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Product Revenue	$1,206	$656	$2,765	$1,563
License and other revenue	110	28	210	196

Total revenue	1,316	684	2,975	1,759
Cost of sales	1,785	1,123	4,580	2,372

Gross loss	(469)	(439)	(1,605)	(613)

Operating expenses
Sales and marketing	1,328	1,173	3,767	3,567
General and administrative	2,405	1,603	6,338	5,798
Research and development	1,903	1,709	6,759	4,935

Total operating expenses	5,636	4,485	16,864	14,300

Loss from operations	(6,105)	(4,924)	(18,469)	(14,913)

Other income
Other income (expense)	(180)	—	(50)	(1)
Interest income (expense)	(29)	7	6	16

Total other income (expense)	(209)	7	(44)	15

Loss before income taxes	(6,314)	(4,917)	(18,513)	(14,898)
Provision for income taxes	1	—	(21)	(5)

Net loss	$(6,313)	$(4,917)	$(18,534)	$(14,903)

Net loss per share, basic and diluted	$(0.31)	$(0.42)	$(1.20)	$(1.63)
Weighted average number of shares outstanding	20,043	11,724	15,393	9,142
Condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2011 and 2010
Net loss	$(6,313)	$(4,917)	$(18,534)	$(14,903)
Foreign currency translation adjustment	56	—	(8)	(35)

Comprehensive loss	$(6,257)	$(4,917)	$(18,542)	$(14,938)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,534)	$(14,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	725
Share-based compensation	1,639	1,119
Inventory write-down	428	984
Changes in operating assets and liabilities:
Trade accounts receivable	(46)	(363)
Inventories	(1,448)	(1,510)
Other current assets	1,741	183
Accounts payable	510	(446)
Accrued compensation	22	517
Accrued and other liabilities	731	104

Net cash used in operating activities	(14,009)	(13,590)

Investing activities:
Payments for intellectual property licenses	(728)	—
Purchases of property and equipment	(1,172)	(1,398)
Purchase of short-term investments	(5,000)	—

Net cash used in investing activities	(6,900)	(1,398)

Financing activities:
Proceeds from issuance of ordinary shares and common stock	34,532	27,600
Costs incurred in conjunction with public offering	(2,790)	(4,909)
Proceeds from borrowings	2,000	—
Principal repayment of borrowings	(167)	—
Proceeds from stock option exercises	—	5

Net cash provided by financing activities	33,575	22,696

Effect of foreign exchange rate changes	6	(47)

Net increase in cash and cash equivalents	12,672	7,661
Cash and cash equivalents at beginning of period	18,329	16,483

Cash and cash equivalents at end of period	$31,001	$24,144

See accompanying notes to unaudited condensed consolidated financial statements.

Genmark Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and basis of presentation

Genmark Diagnostics, Inc. (the “Company” or “GenMark”) is a molecular diagnostics company focused on developing and commercializing the Company’s proprietary eSensor technology. On February 12, 2010, the Company was established to serve as the parent company of Osmetech plc (“Osmetech”) upon a corporate reorganization and initial public offering (“IPO”). On June 3, 2010, the Company completed an IPO for 4,600,000 shares. Immediately prior to the completion of the IPO, the Company underwent a corporate reorganization whereby the ordinary shares of Osmetech were exchanged by its shareholders for the common stock of the Company on a 230 for 1 basis.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $163.0 million at September 30, 2011. Cash and cash equivalents and short-term investments at September 30, 2011 were $36.0 million.

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for audited financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2010 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011.

Segment Information

The Company operates in one business segment, which is the development and commercialization of molecular tests based on its proprietary eSensor detection technology. Substantially all of the Company’s operations and assets are in the United States of America.

Principles of Consolidation-The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Fair Value of Financial Instruments

Assets and liabilities are classified based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the observations or valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s cash equivalents and short-term investments include money market funds and certificates of deposit. When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2.

The following table presents the Company’s hierarchy for assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23,225	$—	$—	$23,225
Certificates of deposit	—	8,000	—	8,000

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$16,707	$—	$—	$16,707

Cash and cash equivalents and short-term investments

Cash and cash equivalents consist of cash on deposit with banks, money market instruments and certificates of deposit with maturities of three months or less at the date of purchase. Short-term investments consist of a certificate of deposit that matures in greater than three months, but less than one year from the date of purchase. The carrying amounts reported in the balance sheets for cash, cash equivalents and short-term investments are stated at their fair market value.

Concentration of Risk

The Company had sales to one customer representing approximately 14% of total revenues for the nine months ended September 30, 2011. Also, the Company’s XT-8 system is manufactured by a single source supplier that specializes in contract design and manufacturing of electronic and electromechanical devices for medical use.

Product Shipment Costs

Product shipment costs are included in sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs were $134,000 and $142,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Corporate Reorganization

During the quarter ended June 30, 2011, the Company underwent a corporate reorganization (the “Reorganization”) intended to simplify its U.S. entity structure. As part of the Reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc. (“CMS”), with CMS surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes, and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. It is anticipated that the Reorganization will not trigger any material U.S. federal or U.K. income tax expense. Additionally, it is anticipated that the post-Reorganization structure will allow GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, CMS and Osmetech, Inc.

2.	Share-Based Compensation

The Company recognizes share-based compensation expense related to share options, warrants and restricted stock issued to employees, directors and consultants in exchange for services. The compensation expense is based on the fair value of the awards, which are determined by utilizing various assumptions regarding the underlying attributes of the options and shares. The estimated fair value of options granted and restricted stock, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight line basis over the period the vesting occurs. The share-based compensation expense is recorded in cost of sales, sales and marketing, research and development and general and administrative expenses based on the employee’s or consultant’s respective function. The option and warrant-related expense is derived from the Black-Scholes Option Pricing Model that uses several judgment based variables to calculate the expense. The inputs include the expected life of the option or warrant, the expected volatility and other factors. The compensation expense related to the restricted stock is calculated as the difference between the fair market value of the stock on the date of grant, less the cost to acquire the shares, which is $0.0001 per share, and is recognized over the vesting period of the award.

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

Options are generally exercisable for a period up to 10 years after grant and are forfeited if the employee leaves the Company before the options vest. As of September 30, 2011, 169,428 shares remained available for future grant of awards under the Plan. Restricted stock grants reduce the amount of stock options available for grant under the 2010 Plan and are excluded from the table below.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Number of Share options	Weighted average exercise price
Outstanding at December 31, 2010	1,107,920	$6.40
Granted	695,000	$4.33
Exercised	—	—
Cancelled	(249,035)	$6.63

Outstanding at September 30, 2011	1,553,885	$5.42

Exercisable at September 30, 2011	534,046	$6.49

As of September 30, 2011, there were 1,469,624 options that are vested or expected to vest and these options have a remaining weighted average contractual term of 8.48 years, and an aggregate intrinsic value of $1,020,823.

Valuation of Share-Based Awards—The Black-Scholes option pricing model was used for estimating the grant date fair value of stock options granted during the nine months ended September 30, 2011 with the following assumptions:

Expected volatility (%)	70.00
Expected life (years)	6.08
Risk free rate (%)	2.50
Expected dividend yield (%)	0.00
Estimated forfeitures (%)	5.00

During the nine months ended September 30, 2011, the Company granted 425,169 shares of restricted stock to employees and 10,000 shares of restricted stock to an outside consultant. The restricted stock granted to employees generally vests over a four year period except for 4,000 shares of restricted stock issued to one employee as part of a separation agreement that vested on May 31, 2011 and 222,926 shares issued to senior management employees that vested May 5, 2011. The restricted stock granted to the outside consultant vested on March 31, 2011 commensurate with the period of service rendered to the Company.

3.	Net Loss per Common Share

Basic net loss per share is computed by dividing loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding, as adjusted for the effect of participating securities. The Company’s unvested restricted share awards are participating securities as they contain non-forfeiture rights to dividends. Diluted loss per share is calculated in a similar manner to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued unless the effect would be anti-dilutive. As the Company had a net loss in each of the periods presented, basic and diluted net loss per ordinary share are the same.

The computations of diluted net loss per share did not include the effects of the following securities as the inclusion of these items would have been anti-dilutive (in thousands):

	September 30,
	2011	2010
Weighted average stock options	1,554	1,121
Warrants	88	88
Restricted Stock—unvested, issued and held in escrow	427	—
Restricted Stock—vested, not issued or outstanding	—	4

Total	2,069	1,213

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

4.	Property and Equipment, net

Property and equipment was comprised of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Property and equipment—at cost:
Plant and machinery	$2,539	$2,452
Instruments	3,959	2,822
Office equipment	1,574	1,542
Leasehold improvements	537	596

Total property and equipment—at cost	8,609	7,412
Less accumulated depreciation	(5,487)	(4,710)

Net property and equipment	$3,122	$2,702

Depreciation expense was $869,000 and $672,000 for the nine months ended September 30, 2011 and 2010, respectively.

5.	Loan payable

In March 2010, the Company entered into a loan and security agreement with Square 1 Bank, pursuant to obtaining a credit facility consisting of a revolving line of credit in the amount of up to $2 million and an equipment term loan in the amount of up to $2 million. Based upon certain financial covenants, interest on the revolving line of credit will be either (i) the greater of (a) the bank’s prime rate (3.25% as of September 30, 2011) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matures in July 2011 and the term loan matures in July 2013. In March 2011, the loan and security agreement was amended, whereby the line of credit availability was increased to $3 million and the maturity was extended to July 2012. The term loan was modified to allow invoices up to 360 days to qualify to be submitted for credit extension. There were no other changes to these two loans.

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

As of September 30, 2011, the Company had no outstanding loans on the line of credit or the 2011 equipment loan and had a balance of $1.8 million used to finance 2010 equipment purchases and tenant improvements to its Carlsbad facility on the original 2010 equipment term loan. The loan bears an interest rate of 6.5%. Interest-only payments at the rate of 6.5% were due monthly from the date of each initial equipment advance until July 12, 2011. Initial equipment advances that were then outstanding are payable in 24 equal monthly installments of principal, plus all accrued and unpaid interest, beginning on August 12, 2011 and continuing on the same day of each month thereafter through July 12, 2013.

Pursuant to the terms of the loan and security agreement, the Company is required to maintain a ratio of liquidity to bank indebtedness equal to at least 1.50 to 1.00. In addition, the loan and security agreement includes several restrictive covenants, including requirements that the Company obtains the consent of Square 1 Bank prior to entering into any change of control event unless all debt is repaid to Square 1 Bank prior to the change of control event, incurring other indebtedness or liens with respect to the Company’s property, making distributions to stockholders, making certain investments or entering into certain transactions with affiliates and other restrictions on storing inventory and equipment with third parties. The agreement also limits the amount the Company can borrow under the term loan to license genetic biomarkers to $500,000. To secure the credit facility, the Company granted Square 1 Bank a first priority security interest in its assets and intellectual property rights. The Company is currently in compliance will all ratios and covenants.

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

As of September 30, 2011, the Company has recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income tax was $22,000 and $5,000 for the nine months ended September 30, 2011 and 2010, respectively. Due to the Company’s losses it only records tax provision or benefit related to minimum tax payments or refunds and interest and penalties related to its uncertain tax positions.

The total amount of unrecognized tax benefits was $382,000 as of September 30, 2011 which would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest related to uncertain tax positions was $116,000 as of September 30, 2011. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the U.S., the U.K. based on its legacy operations, and in various state jurisdictions. As of September 30, 2011 the Company’s tax years after 2007 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of September 30, 2011, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006.

7.	Common stock offering

The Company issued 8,125,440 shares of common stock on June 22, 2011 at a price of $4.25 per share, which included a public offering of 7,065,600 shares and 1,059,840 purchased by the underwriter in accordance with the over-allotment provisions of their agreement. The Company raised approximately $31.7 million in net proceeds after deducting underwriting discounts and commissions of $2.2 million and other offering expenses of $0.6 million.

8.	Unrecorded licensing agreement and reclassifications

Subsequent to the issuance of the 2010 audited financial statements, the Company concluded that a contract for the purchase of certain intellectual property rights should have been recorded as both an asset and a liability in the financial statements for the periods ended December 31, 2010 and March 31, 2011. The contract was properly recorded in the financial statements for the period ended June 30, 2011. The Company has recorded this contract which results in an increase of $1,389,000 to intangible assets for the year ended December 31, 2010 and for the period ended March 31, 2011, respectively. The current and long-term portion of the liability for the contract was $695,000 and $694,000 and $1,043,000 and $346,000 respectively as of December 31, 2010 and March 31, 2011. As of September 30, 2011, the current and long-term portion of the obligation for the contract was $726,000 and $0, respectively.

Subsequent to the issuance of the 2010 audited financial statements, the Company further concluded that certain expenses were classified incorrectly in its Consolidated Statements of Operations for the past periods presented herein, with no net impact to operating loss, net loss, statements of cash flows or balance sheets. The Company has corrected these immaterial misstatements. These corrections result in reductions to cost of sales of $98,000 and $279,000 in the quarter and nine month period ending September 30, 2010 and corresponding increases to revenues and sales and marketing, general and administrative and research and development expenses.

Additionally, based on a loan amendment dated March 2011, the Company should have reclassified $667,000 of its loan payable to current portion of long-term debt at March 31, 2011. The Company corrected this presentation in subsequent filings.

The following tables reconcile the “As Reported” financial statements with the “As Corrected” financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	As Reported December 31, 2010	Adjustment	As Corrected December 31, 2010
Current assets
Cash and cash equivalents	$18,329	—	$18,329
Accounts receivable, net of allowance of $39 at December 31, 2010	678	—	678
Inventories	897	—	897
Other current assets	2,193	—	2,193

Total current assets	22,097	—	22,097
Property and equipment, net	2,702	—	2,702
Intangible assets, net	71	1,389	1,460
Other long-term assets	55	—	55

Total assets	$24,925	$1,389	$26,314

Current liabilities
Accounts payable	$823	—	$823
Accrued compensation	1,172	—	1,172
Other current liabilities	1,250	695	1,945

Total current liabilities	3,245	695	3,940
Long-term liabilities
Loan payable	—	—	—
Other non-current liabilities	613	694	1,307

Total liabilities	$3,858	$1,389	$5,247

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000 authorized; 11,728 issued and outstanding as of December 31, 2010	1	—	1
Additional paid-in capital	166,009	—	166,009
Accumulated deficit	(144,493)	—	(144,493)
Accumulated other comprehensive loss	(450)	—	(450)

Total stockholders’ equity	21,067	—	21,067

Total liabilities and stockholders’ equity	$24,925	$1,389	$26,314

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	As Reported	Adjustments	As Corrected
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
	2010	2010	2010
Product Revenue	$653	$3	$656
License and other revenue	14	14	28

Total revenue	667	17	684
Cost of sales	1,221	(98)	1,123

Gross loss	(554)	(115)	(439)

Operating expenses
Sales and marketing	1,109	64	1,173
General and administrative	1,592	11	1,603
Research and development	1,669	40	1,709

Total operating expenses	4,370	115	4,485

Loss from operations	(4,924)	—	(4,924)

Other income
Other income (expense)	—	—	—
Interest income (expense)	7	—	7

Total other income	7	—	7

Loss before income taxes	(4,917)	—	(4,917)
Provision for income taxes	—		—

Net loss	$(4,917)	$—	$(4,917)

Net loss per share, basic and diluted	$(0.42)	—	$(0.42)
Weighted average number of shares outstanding	11,724	—	11,724
Condensed consolidated statements of comprehensive loss for the three months ended September 30, 2010
Net loss	$(4,917)	—	$(4,917)
Foreign currency translation adjustment	—	—	—

Comprehensive loss	$(4,917)	—	$(4,917)

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	As Reported	Adjustments	As Corrected
	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2010	2010	2010
Product Revenue	$1,575	$(12)	$1,563
License and other revenue	142	54	196

Total revenue	1,717	42	1,759
Cost of sales	2,651	(279)	2,372

Gross loss	(934)	(321)	(613)

Operating expenses
Sales and marketing	3,371	196	3,567
General and administrative	5,761	37	5,798
Research and development	4,847	88	4,935

Total operating expenses	13,979	321	14,300

Loss from operations	(14,913)	—	(14,913)

Other income
Other income (expense)	(1)	—	(1)
Interest income (expense)	16	—	16

Total other income	15	—	15

Loss before income taxes	(14,898)	—	(14,898)
Provision for income taxes	(5)	—	(5)

Net loss	$(14,903)	$—	$(14,903)

Net loss per share, basic and diluted	$(1.63)	$—	$(1.63)
Weighted average number of shares outstanding	9,142	—	9,142
Condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2010
Net loss	$(14,903)	$—	$(14,903)
Foreign currency translation adjustment	(35)	—	(35)

Comprehensive loss	$(14,938)	—	$(14,938)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report for the nine months ended September 30, 2011, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K dated March 11, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, sales and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and our risk factors described under the heading “Risk Factors” in Item 1A of Part II of our Quarterly Report for the quarter ended June 30, 2011. We do not intend to update these forward looking statements to reflect future events or circumstances.

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

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the FDA and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within 30 minutes of receipt of an amplified DNA sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports between one and three analyzers. Each analyzer holds up to eight independent test cartridges, resulting in the XT-8 system supporting up to 24 test cartridges, each of which can be run independently, resulting in a convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of September 30, 2011, we had an installed base of 141 analyzers, or placements, with our customers.

We have developed six tests for use with our XT-8 system and expect to expand this test menu by introducing new tests annually. Three of our diagnostic tests have received FDA clearance, including our Cystic Fibrosis Genotyping Test, which detects pre-conception risks of cystic fibrosis, our Warfarin Sensitivity Test, which determines an individual’s ability to metabolize the oral anticoagulant warfarin, and our Thrombophilia Risk Test, which detects an individual’s increased risk of blood clots. Our eSensor technology has demonstrated 100% accuracy in clinical studies compared to DNA sequencing in our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test and our Thrombophilia Risk Test. We have also developed a Respiratory Viral Panel Test, which detects the presence of major respiratory viruses and is currently labeled for Investigational use Only (IUO). We intend to submit the application for FDA clearance for our Respiratory Viral Panel Test in 2011. We also have developed a Hepatitis C Virus genotyping assay for Research Use Only (RUO), as well as an assay to test an individual’s sensitivity to Plavix, a commonly prescribed anti-coagulalant, also available for RUO customers. We also have a pipeline of several additional potential products in different stages of development or design, including a diagnostic test for mutations in a gene known as KRAS, which is predictive of an individual’s response rates to certain prescribed anti-cancer therapies.

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

Since inception, we have incurred net losses from continuing operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses attributable to continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $18.5 million and $14.9 million, respectively. As of September 30, 2011, we had an accumulated deficit of $163.0 million. Our operations to date have been funded principally through sales of capital stock, borrowings and revenues. We expect to incur increasing expenses over the next several years, principally to develop additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

Results of Operations — Three months ended September 30, 2011 compared to the three months ended September 30, 2010 (in thousands)

Revenue

	September 30,
	2011	2010	$ Change	% Change
Three months ended	$1,316	$684	$632	92%

The increase in revenue for the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010 was due to higher reagent revenues of $550,000 driven by the increase in the number of our installed base of systems as well as an expanded menu of tests available for sale, including products at higher price points than legacy tests, and higher licensing revenues of $87,000 for the period.

Cost of Sales and Gross Loss

	September 30,
	2011	2010	$ Change	% Change
Cost of Sales-three months ended	$1,785	$1,123	$662	59%
Gross Loss-three months ended	$469	$439	$30	7%

The increase in cost of sales for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to higher cost of goods sold expense of $366,000 directly related to the increase in reagent sales and an inventory charge of $421,000 recorded during the quarter. The inventory charge reflects the write-off of several assay production lots that did not meet the Company’s quality standards and other manufacturing inefficiencies arising from the Company’s transfer of manufacturing operations from Pasadena to Carlsbad during the second quarter of 2011. The increase in gross loss resulted primarily from costs associated with our expanded product offerings which will be reduced as a percentage of sales as our sales volume increases.

Operating Expenses

Sales and Marketing

	September 30,
	2011	2010	$ Change	% Change
Three months ended	$1,328	$1,173	$155	13%

The increase in sales and marketing expense was primarily driven by an increase in sales commissions due to the buildout of our commercial team as well as increased revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

General and Administrative

	September 30,
	2011	2010	$ Change	% Change
Three months ended	$2,405	$1,603	$802	50%

General and administrative expense increased for the three months ended September 30, 2011 due to increased outside service and consulting fees $393,000, an increase in personnel costs of $228,000, and additional audit and compliance-related consulting costs of $174,000 as compared to the three months ended September 30, 2010.

Research and Development

	September 30,
	2011	2010	$ Change	% Change
Three months ended	$1,903	$1,709	$194	11%

The increase in research and development expense for the three months ended September 30, 2011 was due primarily to increased clinical trial costs and spending for new product development, specifically the Company’s Hepatitis C Virus genotyping (HCVg) and Respiratory Viral Panel tests.

Other Income (Expense), Net

	September 30,
	2011	2010	$ Change	% Change
Three months ended	$(209)	$7	$(216)	3086%

Other income (expense) represent non-operating revenue and expenses, earnings on cash and cash equivalents, interest expense related to a loan payable and foreign currency gains or losses. The increase in other (expense) for the three months ended September 30, 2011 as compared to the same period in 2010 was due primarily to a note payment received in a prior period that must be returned and interest expense related to the loan payable of $32,000.

Provision for Income Taxes

	September 30,
	2011	2010	$ Change	% Change
Three months ended	$(1)	$—	$(1)	100%

Due to the Company’s losses it has only recorded tax provisions or benefits related to interest on uncertain tax positions, minimum tax payments and refunds.

Results of Operations — Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 (in thousands)

Revenue

	September 30,
	2011	2010	$ Change	% Change
Nine months ended	$2,975	$1,759	$1,216	69%

The increase in revenue for the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010 was due to higher reagent sales of $1.2 million due to the increase in its number of our installed base of systems as well as an expanded menu of tests available for sale, including products at higher price points than legacy tests.

Cost of Sales and Gross Loss

	September 30,
	2011	2010	$ Change	% Change
Cost of Sales-nine months ended	$4,580	$2,372	$2,208	93%
Gross Loss-nine months ended	$1,605	$613	$992	162%

The increase in cost of sales for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to higher cost of goods sold expense of $890,000 directly related to the increase in reagent sales, increased costs related to warranties of $116,000, higher depreciation of rental systems due to increased placements of $250,000, and an inventory write down of $421,000 recorded during the quarter. The inventory charge reflects the write-off of several assay production lots that did not meet the Company’s quality standards and other manufacturing inefficiencies arising from the Company’s transfer of manufacturing operations from Pasadena to Carlsbad during the second quarter of 2011. Additional costs incurred in relocating our manufacturing facilities from Pasadena to our Carlsbad location in 2011 included higher temporary labor costs of $230,000. The increase in gross loss resulted primarily from costs associated with our expanded product offerings which will be reduced as a percentage of sales as our sales volume increases and the one-time expense of relocating our manufacturing facility which was completed in June 2011.

Operating Expenses

Sales and Marketing

	September 30,
	2011	2010	$ Change	% Change
Nine months ended	$3,767	$3,567	$200	6%

The increase in expense was primarily driven by increased commissions related to the buildout of our commercial team as well as higher revenues and sample costs for prospective customers offset by lower consulting and website development costs for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

General and Administrative

	September 30,
	2011	2010	$ Change	% Change
Nine months ended	$6,338	$5,798	$540	9%

General and administrative expense increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to increases in consulting, outside services and professional services of $1,790,000, offset by lower personnel-related costs of $646,000, reduced expenses related to relocating our UK operations of $384,000, and lower exit costs related to our Pasadena facility of $202,000.

Research and Development

	September 30,
	2011	2010	$ Change	% Change
Nine months ended	$6,759	$4,935	$1,824	37%

The increase in research and development expense for the nine months ended September 30, 2011 was due to higher clinical trial costs, including materials and consulting expenses of $1,769,000 related to RVP clinical trial, development of our HCVg assay, FDA certification of our new Carlsbad manufacturing facility and increased personnel costs of $613,000 that were offset by reductions in spending for lab supplies of $447,000 and outside services of $205,000 as compared to the same period in 2010.

Other Income (Expense), Net

	September 30,
	2011	2010	$ Change	% Change
Nine months ended	$(44)	$15	$(59)	(393)%

Other income (expense) represent non-operating income and expenses, earnings on cash and cash equivalents, interest expense on our loan payable and foreign currency gains or losses. The increase in other income (expense) for the nine months ended September 30, 2011 as compared to the same period in 2010 was due primarily to interest expense incurred on the term loan. There was no loan payable balance in 2010.

Provision for Income Taxes

	September 30,
	2011	2010	$ Change	% Change
Nine months ended	$21	$5	$16	320%

Due to the Company’s losses it has only recorded tax provisions or benefits related to interest on uncertain tax positions, minimum tax payments and refunds.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings and revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At September 30, 2011, we had $32.7 million of working capital, including $36.0 million in cash and cash equivalents and short term investments.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	September 30,
	2011	2010
Nine months ended:
Cash used by operating activities	$(14,009)	$(13,590)
Cash used by investing activities	(6,900)	(1,398)
Cash provided by financing activities	33,575	22,696
Effect of foreign exchange rate changes	6	(47)

Increase in cash and cash equivalents	$12,672	$7,661

Cash flows used by operating activities

Net cash used in operating activities increased $0.4 million to $14.0 million for the nine months ended September 30, 2011 compared to $13.6 million for the nine months ended September 30, 2010. The increased use of cash was due primarily to an increased net loss for the nine months ended September 30, 2011 and use of cash to increase inventory balances, accounts payable and accrued liabilities offset by the collection of a $1.6 million therapeutic tax credit in 2011.

Cash flows used by investing activities

Net cash used in investing activities increased $5.5 million to $6.9 million for the nine months ended September 30, 2011 compared to $1.4 million for the nine months ended September 30, 2010 due to purchasing a short-term investment for $5.0 million and a payment made for intellectual property licensing in 2011.

Cash flows provided by financing activities

Net cash provided by financing activities increased by $10.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Cash provided in 2011 resulted from net proceeds of our secondary public offering and a $2.0 million term loan in 2011. Cash provided in 2010 resulted substantially from the net proceeds of our initial public offering.

The Company issued 8,125,440 shares of common stock on June 22, 2011 at a price of $4.25 per share. We raised approximately $31.7 million in net proceeds after deducting underwriting discounts and commissions of $2.2 million and other offering expenses of $0.6 million.

In March 2010, we entered into a loan and security agreement with Square 1 Bank, pursuant to which we obtained a credit facility consisting of a revolving line of credit in the amount of up to $2 million and an equipment term loan in the amount of up to $2 million. Based upon certain financial covenants, interest on the revolving line of credit will be either (i) the greater of (a) the bank’s prime rate (3.25% as of September 30, 2011) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matures in July 2011 and the term loan matures in July 2013. In March 2011, the loan and security agreement was amended, whereby the line of credit availability was increased to $3 million and the maturity was extended to July 2012. The term loan was modified to allow invoices up to 360 days to qualify to be submitted for credit extension. There were no other changes to these two loans.

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

As of September 30, 2011, the Company had no outstanding loans on the line of credit or the 2011 equipment loan and had a balance of $1.8 million used to finance 2010 equipment purchases and tenant improvements to its Carlsbad facility on the original 2010 equipment term loan. The loan bears an interest rate of 6.5%. Interest-only payments at the rate of 6.5% were due monthly from the date of each initial equipment advance until July 12, 2011. Initial equipment advances that were then outstanding are payable in 24 equal monthly installments of principal, plus all accrued and unpaid interest, beginning on August 12, 2011 and continuing on the same day of each month thereafter through July 12, 2013.

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

The Company’s management has prepared cash flow forecasts which indicate, based on the current cash resources available, the availability of unutilized credit facilities, and our ability to access the equity markets, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, expand our research and development, commercialization and manufacturing activities. The amount of additional capital we may need to raise in the future depends on many factors, including:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Registration Statement on Form S-1/A filed June 8, 2011 and there have been no material changes during the nine months ended September 30, 2011 or since the filing of our registration statement.

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

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements except as follows:

We have unutilized credit facilities with Square 1 Bank that provides a revolving line of credit up to $2.0 million and an unutilized equipment term loan totaling $1.0 million at September 30, 2011.

We have provided a $500,000 standby letter of credit as security for future rent to our landlord in conjunction with the lease of our Carlsbad facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of less than three months and short-term investments, which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, in the future we may maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have a material negative impact on the value of our portfolio.

Interest Rate Risk

We have exposure to interest rate risk related to our variable rate borrowings. In 2010, we entered into a credit facility consisting of a revolving line of credit in the amount of $2.0 million and an equipment term loan in the amount of up to $2.0 million. In 2011, we amended the credit facility to provide an additional $1.0 million of borrowings to finance equipment purchases. As of September 30, 2011, we had no outstanding loans on the line of credit or the 2011 equipment loan increase and had drawn $2.0 million against the original 2010 equipment term loan. This loan bears an interest rate of 6.5%. As of September 30, 2011, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.

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

In the second quarter of 2011, we identified that some prior members of our finance and accounting department did not follow our internal control over financial reporting procedures. Specifically, members of our finance and accounting personnel did not effectively coordinate with members of our business development team regarding the terms of a license agreement. As a result of this failure, we failed to record certain intellectual property rights as both an asset and liability and, as a result, misstated our intangible assets in the periods identified in Note 8 to our condensed consolidated unaudited financial statements included in this quarterly report. In addition, in the second quarter of 2011, we identified that some prior members of our finance team misclassified a number of operating expenses as costs of goods sold and misclassified the current portion of a loan payable as long term debt. We believe that these misstatements and misclassifications, although immaterial to the prior periods in which they occurred, resulted from a deficiency in our internal control over financial reporting existing during these prior periods which constituted a material weakness in our internal control over financial reporting. Although the material weakness existed as of the fiscal year ended December 31, 2010, and as of the first quarter ended March 31, 2011, we did not discover the material weakness in our internal control over financial reporting until the second quarter of 2011, after the respective filing dates of our annual and quarterly reports. We believe the material weakness resulted from turnover in our finance and accounting departments, including turnover at the Chief Executive Officer and Chief Financial Officer level, resulting in improper training of prior members of our finance and accounting department to execute our internal control over financial reporting procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the prior material weakness in our internal control over financial reporting that is still in process of being remediated and tested.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, which updated and superseded the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 11, 2011, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q before you decide to invest in our common stock. The risks described in our Annual Report on Form 10-K, as previously updated and superseded by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, have not materially changed. If any of the risks described in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

GENMARK DIAGNOSTICS, INC.

Date: November 14, 2011	/s/ Paul Ross
Paul Ross
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

10.30	Executive Employment Agreement, dated September 2, 2011, by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Brad Calvin.†

10.31	Executive Employment Agreement, dated October 10, 2011, by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Matthew R. Cohen.†

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	XBRL Instance Document

101*	XBRL Taxonomy Extension Schema Document

101*	XBRL Taxonomy Calculation Linkbase Document

101*	XBRL Taxonomy Label Linkbase Document

101*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Management Compensation Plan