Form 10-K/A
period 2010-12-31
GenMark Diagnostics, Inc.
filed 2011-12-02
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011 (the “Original Filing”). The Original Filing is being amended solely to (i) correct the reporting of the license of certain intellectual property rights, which should have been recorded as both an asset and a liability in our financial statements for the period ended December 31, 2010, (ii) reclassify certain immaterial revenues and expenses in the Consolidated Statements of Operations for the year ended December 31, 2010 and related periods presented herein, with no net impact to operating income, net loss, statements of cash flows or balance sheets, as described below, and (iii) correct disclosures of repayment terms of the loan proceeds received in 2011. Accordingly, Items 6, 7, 8 and 9A of Part II of the Original Filing are hereby amended and restated in their entirety.

Subsequent to the issuance of our 2010 audited financial statements, we concluded that a contract for the license of certain intellectual property rights should have been recorded as both an asset and a liability in the financial statements for the period ended December 31, 2010. We have recorded this contract which results in an increase of $1,389,000 to intangible assets for the year ended December 31, 2010. The current and long-term portion of the liability for the contract for which payment was not due at December 31, 2010 was $695,000 and $694,000 respectively as of December 31, 2010.

Subsequent to the issuance of our 2010 audited financial statements, we further concluded that certain revenues and expenses were classified incorrectly in our Consolidated Statements of Operations for the year ended December 31, 2010, with no net impact to operating income, net loss, statements of cash flows or balance sheets. These corrections result in reductions to cost of sales of $399,000 for the year ended December 31, 2010 and corresponding increases to revenues, sales and marketing and research and development expenses. The corrections were made to reclassify freight revenue which was originally netted against freight expense, reclassify samples and freight expense to sales and marketing expense, and to allocate wages for employees spent on non-production activities to research and development and general and administrative expense from cost of sales expense.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications on Exhibits 31 and 32 by our Chief Executive Officer and Chief Financial Officer as exhibits to this Form 10-K/A under Item 6 of Part II hereof.

Except as described above, no other changes have been made to the Original Filing. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the date of the Original Filing.

Forward-Looking Statements

This Annual Report on Form 10-K/A, particularly in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in the Original Filing and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART II.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data relates to GenMark and its consolidated subsidiaries. The selected consolidated statement of operations data presented below of GenMark for the year ended December 31, 2010 and Osmetech plc for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data of GenMark as of December 31, 2010 and Osmetech plc as of December 31, 2009 have been derived from the audited consolidated financial statements of GenMark, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Form 10-K/A.

The selected consolidated financial statements of operations data of Osmetech plc presented below for the year ended December 31, 2007 and the selected consolidated balance sheet data of Osmetech plc as of December 31, 2008 have been derived from audited consolidated financial statements of Osmetech plc, not included in this Form 10-K/A, which have been prepared in accordance with U.S. GAAP.

The selected consolidated financial statement of operations data presented below for the year ended December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from unaudited consolidated financial information, not included in this Form 10-K/A, and have been prepared by GenMark in accordance with U.S. GAAP.

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

	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data:
Revenue:
Product sales	$2,340,996	$910,527	$559,592	$234,099	$50,500
License and other revenue	222,599	87,889	87,500	107,500	41,062

Total revenue	2,563,595	998,416	647,092	341,599	91,562
Cost of sales	3,978,899	4,332,299	3,237,869	2,624,589	2,331,430

Gross loss	(1,415,304)	(3,333,883)	(2,590,777)	(2,282,990)	(2,239,868)

Operating expenses:
Sales and marketing	4,555,156	3,181,762	3,393,665	2,220,098	905,962
Research and development	6,646,148	5,633,717	13,423,679	12,554,236	10,606,562
General and administrative	7,414,660	8,288,762	9,632,708	8,895,796	9,781,509

Total operating expenses	18,615,964	17,104,241	26,450,052	23,670,130	21,294,033

Loss from operations	(20,031,268)	(20,438,124)	(29,040,829)	(25,953,120)	(23,533,901)

Other (expense) income:
Foreign exchange (loss) gain	(1,110)	303,523	504,921	—	—
Interest income (expense)	(582)	33,222	420,011	1,715,211	522,293
Therapeutic Discovery Credit	1,645,292	—	—	—	—

Total other income	1,643,600	336,745	924,932	1,715,211	522,293

Loss before income taxes	(18,387,668)	(20,101,379)	(28,115,897)	(24,237,909)	(23,011,608)
(Provision) benefit for income taxes	(15,324)	138,770	(246,736)	300,214	231,637

Net loss from continuing operations	$(18,402,992)	$(19,962,609)	$(28,362,633)	$(23,937,695)	$(22,779,971)

Net loss per common share from continuing operations (basic and diluted)	$(1.88)	$(4.41)	$(28.13)	(27.13)	$(31.67)
Weighted average shares used in net loss per common share	9,796,588	4,526,758	1,008,386	882,325	719,378

	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000
	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$18,329,079	$16,482,818	$8,822,458	$27,619,715	$13,874,798
Total assets	26,314,509	19,333,477	15,175,215	33,233,621	26,718,736
Long-term liabilities	1,306,932	795,334	769,237	720,355	339,144
Total liabilities	5,247,091	4,008,659	5,237,946	3,265,933	8,359,361
Accumulated deficit	(144,492,881)	(126,089,889)	(106,127,280)	(77,764,647)	(88,309,444)
Total stockholders’ equity	21,067,418	15,324,818	9,937,269	29,967,688	18,359,375

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should read the following in conjunction with the “Selected Consolidated Financial Information” and the consolidated financial statements of GenMark and the related notes thereto that appear elsewhere in this report. In addition to historical information, the following discussion and analysis includes forward looking information that involves risks, uncertainties and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors, including those discussed under “Risk Factors” in the Original Filing . See also “Special Note Regarding Forward Looking Statements” included elsewhere in this filing.

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

Machinery and laboratory equipment	—	3 - 5 years
Systems at customer location	—	3 years
Office equipment	—	2 - 4 years
Leasehold improvements	—	over the shorter period of the life of the lease or the useful economic life of the asset

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

Results of Operations—2010 compared to 2009

Revenue

Revenue increased $1.6 million, or 157%, to $2.6 million for the year ended December 31, 2010 compared to $998,000 for the year ended December 31, 2009. Product sales increased $1.4 million, or 157%, to $2.3 million for the year ended December 31, 2010 compared to $911,000 for the year ended December 31, 2009. License and other revenue increased $135,000 to $223,000, or 153%, for the year ended December 31, 2010, due to increased service revenue and shipping fees, compared to $88,000 for the year ended December 31, 2009. The increase in product revenue was primarily driven by increased reagent revenues as well as system sales and other product revenue and was due to an increase in our installed base of systems and an expanded menu of tests available for sale. License revenue increased predominantly due to a collaboration agreement executed in conjunction with a clinical trial for Warfarin.

Cost of Sales and Gross Loss

Cost of sales decreased $353,000, or 8%, to $4.0 million for the year ended December 31, 2010 compared to $4.3 million for the year ended December 31, 2009. This improvement was primarily the result of higher revenue and better capacity utilization, with lower facility costs and an increased allocation of costs to research and development. Gross loss decreased $1.9 million or 58% to $1.4 million for the year ended December 31, 2010 compared to a gross loss of $3.3 million in 2009.

Sales and Marketing

Sales and marketing expense increased $1.4 million, or 43% to $4.6 million for the year ended December 31, 2010, compared to $3.2 million for the year ended December 31, 2009. The increase was driven by higher payroll costs. We built our direct sales force during 2010 and expect these costs to increase during 2011 and beyond.

Research and Development

Research and development expense increased $1.0 million, or 18%, to $6.6 million for the year ended December 31, 2010 compared to $5.6 million for the year ended December 31, 2009. The increase was due to higher payroll costs, including relocation and recruiting fees and increased usage of project supplies.

General and Administrative

General and administrative expense decreased $874,000, or 11%, to $7.4 million for the year ended December 31, 2010 compared to $8.3 million for year ended December 31, 2009. The decline was due to reduced facility costs and professional fees offset by relocation costs related to our move from Pasadena to Carlsbad.

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

At December 31, 2010, we had $18.2 million of working capital, including $18.3 million in cash and cash equivalents. Net cash used in operations increased $3.5 million to $18.9 million for the year ended December 31, 2010 compared to $15.4 million for the year ended December 31, 2009, primarily due to the recording of the $1.6 million Therapeutic Discovery Credit receivable in 2010, impairment losses recorded in 2009 and a build-up of inventory due to the relocation of the manufacturing facility in 2010. Net cash used in investing activities increased $801,000 to $1.9 million for the year ended December 31, 2010 compared to $1.1 million for the year ended December 31, 2009 due to more purchases of capital assets, primarily XT-8 systems used for reagent rental programs and leasehold improvements for our new manufacturing facility.

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

As of March 11, 2011, the Company had no outstanding loans on the line of credit and had drawn $2 million to finance 2010 equipment purchases and tenant improvements to its Carlsbad facility against the original term loan. Interest-only payments at the rate of 6.5% are due monthly from the date of each initial equipment advance until July 12, 2011. Initial equipment advances that are then outstanding are payable in 24 equal monthly installments of principal, plus all accrued and unpaid interest, beginning on August 12, 2011 and continuing on the same day of each month thereafter through July 12, 2013.

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

(December 2, 2011 as to Note 14)

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

/s/    DELOITTE LLP

St. Albans, United Kingdom

March 19, 2010

GenMark Diagnostics, Inc.

Consolidated Balance Sheets as of December 31, 2010 and 2009

	As of December 31,
	2010	2009
Current assets
Cash and cash equivalents	$18,329,079	$16,482,818
Accounts receivable—net	677,648	169,842
Inventories—net	896,809	136,967
Other current assets	2,193,160	992,181

Total current assets	22,096,696	17,781,808
Property and equipment—net	2,702,478	1,381,618
Intangible assets—net	1,459,980	170,051
Other long-term assets	55,355

Total assets	$26,314,509	$19,333,477

Current liabilities
Accounts payable	$823,242	$1,504,905
Accrued compensation	1,171,989	822,388
Other current liabilities	1,944,928	886,032

Total current liabilities	3,940,159	3,213,325
Other non-current liabilities	1,306,932	795,334

Total liabilities	5,247,091	4,008,659

Commitments and contingencies – See note 6

Stockholders’ equity
Ordinary shares, £0.23 ($0.3634 as of December 31, 2009) par value; -0- and 7,101,928 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	—	2,573,857
Deferred shares, £0.0099 ($0.01709 as of December 31, 2009) par value; -0- and 689,478,300 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	—	11,780,709
Common stock, $.0001 par value; 100,000,000 authorized; 11,728,233 and -0- issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,172	—
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	—	—
Additional paid-in capital	166,009,084	127,475,450
Accumulated deficit	(144,492,881)	(126,089,889)
Accumulated other comprehensive loss	(449,957)	(415,309)

Total stockholders’ equity	21,067,418	15,324,818

Total liabilities and stockholders’ equity	$26,314,509	$19,333,477

The accompanying notes are an integral part of these consolidated financial statements.

GenMark Diagnostics, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2010, 2009 and 2008

	$(29,520,340)	$(29,520,340)	$(29,520,340)
	Year ended December 31,
	2010	2009	2008
Revenue
Product revenue	$2,340,996	$910,527	$559,592

License and other revenue	222,599	87,889	87,500

Total revenue	2,563,595	998,416	647,092

Cost of sales	3,978,899	4,332,299	3,237,869

Gross loss	(1,415,304)	(3,333,883)	(2,590,777)

Operating expenses
Sales and marketing	4,555,156	3,181,762	3,393,665

Research and development	6,646,148	5,633,717	13,423,679

General and administrative	7,414,660	8,288,762	9,632,708

Total operating expenses	18,615,964	17,104,241	26,450,052

Loss from operations	(20,031,268)	(20,438,124)	(29,040,829)

Other income
Foreign exchange gain (loss)	(1,110)	303,523	504,921

Interest income (expense)	(582)	33,222	420,011

Therapeutic discovery credit	1,645,292	—	—

Total other income	1,643,600	336,745	924,932

Loss before income taxes	(18,387,668)	(20,101,379)	(28,115,897)

(Provision) benefit for income taxes	(15,324)	138,770	(246,736)

Net loss	$(18,402,992)	$(19,962,609)	$(28,362,633)

Net loss per share, basic and diluted	$(1.88)	$(4.41)	$(28.13)

Weighted average number of shares outstanding	9,796,588	4,526,758	1,008,386

Consolidated Statements of Comprehensive Loss For the Years ended December 31, 2010, 2009 and 2008
Net loss	$(18,402,992)	$(19,962,609)	$(28,362,633)
Foreign currency translation adjustment	(34,648)	(93,682)	(1,157,707)

Comprehensive loss	$(18,437,640)	$(20,056,291)	$(29,520,340)

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

GenMark Diagnostics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	$(19,962,609)	$(19,962,609)	$(19,962,609)
	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(18,402,992)	$(19,962,609)	$(28,362,633)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,063,311	1,569,074	1,157,655
Loss from disposal of property and equipment	—	8,462	31,335
Impairment losses	—	1,505,642	—
Share-based compensation	1,552,871	1,311,033	(256,219)
Changes in operating assets and liabilities:
Accounts receivable	(507,806)	(51,068)	(21,056)
Inventories	(651,130)	1,227,383	(736,121)
Other current assets	(1,404,305)	315,985	(172,491)
Accounts payable	(1,058,342)	(857,307)	1,365,330
Accrued and other current liabilities	547,670	(510,168)	825,595

Net cash used in operating activities	(18,860,723)	(15,443,573)	(26,168,605)

Cash flows from investing activities
Proceeds from the sale of property and equipment and intangible assets	—	10,000	160,000
Purchases of property and equipment	(1,859,877)	(1,068,671)	(1,592,715)

Net cash used in investing activities	(1,859,877)	(1,058,671)	(1,432,715)

Cash flows from financing activities
Proceeds from the issuance of ordinary shares and common stock	27,600,000	24,132,807	9,723,182
Costs incurred in conjunction with initial public offering	(4,990,937)	—	—
Proceeds from stock option exercises	4,734	—	22,959

Net cash provided by financing activities	22,613,797	24,132,807	9,746,141

Effect of foreign exchange rate changes	(46,936)	29,797	(942,078)

Net increase (decrease) in cash and cash equivalents	1,846,261	7,660,360	(18,797,257)
Cash and cash equivalents—Beginning of year	16,482,818	8,822,458	27,619,715

Cash and cash equivalents—End of year	$18,329,079	16,482,818	$8,822,458

Supplemental cash flow disclosures:
Cash received for income taxes	$5,049	$181,162	$391,086

Cash received for interest	$25,025	$33,222	$420,011

Noncash investing and financing activities:
Reclassification of deposits on systems in other current assets, and inventory to property and equipment in 2010 and 2009, respectively	$288,962	$256,909	—
IPO Costs incurred but not paid	$103,626	—	—
VAT tax refund related to IPO costs recorded but not received	$114,450	—	—
Transfer of systems from property and equipment into inventory	$108,712	—	—
Fixed asset acquisitions included in accounts payable	$275,799	—	—
Intellectual property acquisition included in accrued expenses	$1,389,000	—	—

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

Subsequent events have been evaluated through December 2, 2011, being the date that the financial statements were available to be issued.

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

Property and Equipment-net

Property, equipment and leasehold improvements are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are:

Machinery and laboratory equipment	—	3 - 5 years
Systems at customer locations	—	3 years
Office equipment	—	2 - 4 years
Leasehold improvements	—	over the shorter period of the life of the lease or the useful economic life of the asset

Maintenance and repair costs are expensed as incurred.

Intangible Assets

Intangible assets are comprised of licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, generally five to twenty years. Amortization of licenses begins upon the Company obtaining FDA clearance to sell products containing the licensed technology and is recorded in cost of sales.

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

	0,000,000	0,000,000	0,000,000
	Year Ended December 31,
	2010	2009	2008
Share options	1,107,920	993,214	108,590
Warrants	88,317	220,791	—
Restricted Stock	204,115	—	—

	1,400,352	1,214,005	108,590

Segment Information

The Company operates in one reportable segment, and substantially all of the Company’s operations and assets are in the United States of America.

Concentration of Risk

The Company had sales to customers representing greater than 10% of the total as follows:

	0,0,00	0,0,00	0,0,00
	Year Ended December 31,
	2010	2009	2008
Customer A	12%	—	—
Customer B	—	15%	13%
Customer C	—	12%	23%
Customer D	—	11%	—
Customer E	—	—	18%

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

3. Intangible assets

Intangible assets, consisting of purchased intellectual property, as of December 31, 2010 and 2009 comprise the following:

	$2,566,690	$2,566,690	$2,566,690	$2,566,690	$2,566,690	$2,566,690
	December 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Patents and trademarks	$438,032	$(438,032)	$—	$438,032	$(438,032)	$—
Intellectual property	877,140	(877,140)	—	877,140	(877,140)	—
Licenses	2,640,518	(1,180,538)	1,459,980	1,251,518	(1,081,467)	170,051

	$3,955,690	$(2,495,710)	$1,459,980	$2,566,690	$(2,396,639)	$170,051

Licenses have a weighted average remaining amortization period of 10.2 years as of December 31, 2010. Amortization expense for intangible assets amounted to $68,247, $164,662 and $105,455 for the years ended December 31, 2010, 2009, and 2008, respectively. Additionally, during 2009, licenses that were used for the manufacture of certain of the Company’s consumables were impaired due to the Company outsourcing this manufacturing process. This resulted in an impairment charge of $549,148 charged to cost of sales. In addition, an impairment of $91,105 was recorded as a general and administrative expense. Estimated future amortization expense for these licenses is as follows:

Years Ending December 31,
2011	$81,236
2012	81,236
2013	81,236
2014	81,236
2015	81,236
Thereafter	1,053,800

Total	$1,459,980

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

5. Income Taxes

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic (U.S. Entities)	$(18,387,668)	$(18,332,641)	$(25,585,488)
Foreign (Non U.S. Entities)	0	(1,768,738)	(2,530,409)

	$(18,387,668)	$(20,101,379)	$(28,115,897)

The components of the income tax expense (benefit) for continuing operations are as follows for the years ended December 31:

	$(18,387,660	$(18,387,660	$(18,387,660
	2010	2009	2008
Current expense (benefit):
U.S. Provision	$—	$(165,339)	$—
State	15,324	2,872	8,583
Foreign (Non-U.S. entities)	—	—	180,023

Total Current	15,324	(162,467)	188,606

Non-current expense
U.S. Provision	—	—	—
State	—	23,697	58,130
Foreign (Non-U.S. Entities)	—	—	—

Total Non-current expense	—	23,697	58,130

Deferred expense
U.S. Provision	—	—	—
State	—	—	—
Foreign (Non-U.S. Entities)	—	—	—

Total Deferred Expense	—	—	—
Total Expense	$15,324	$(138,770)	$246,736

The components of net deferred income taxes consist of the following as of December 31:

	$(18,387,66	$(18,387,66	$(18,387,66
	2010	2009	2008
Current deferred income tax assets (liabilities):
Compensation Accruals	$676,350	$82,262	$95,135
Accruals and Reserves	304,704	568,189	837,665
State Tax Provision	10,587	1,251	8,099
Federal Benefit of State UTP	165,580	—	—
Valuation allowance	(1,157,221)	(651,702)	(940,899)

Total current deferred income taxes	—	—	—

Noncurrent deferred income tax assets (liabilities):
Depreciation and Amortization	960,808	1,068,097	(98,712)
Intercompany Interest Expense	1,980,233	2,140,075	2,006,305
NOL and Credits	8,996,736	34,941,648	26,949,147
Valuation allowance	(11,937,777)	(38,149,820)	(28,856,740)

Total noncurrent deferred income taxes	—	—	—

Net deferred income taxes	$—	$—	$—

A reconciliation of income tax (expense) / benefit for continuing operations to the amount computed by applying the statutory federal income tax rate ( the federal rate has been utilized as the Company’s main operation are taxed at the federal rate) to the loss from continuing operations is summarized as follows:

	2010		2009	2008
U.S. Federal statutory income tax rate	34.0%		34.0%	34.0%
Permanent Differences	0.4%		(0.1%)	(1.8%)
State Taxes	(0.1%)		(0.1%)	(0.2%)
Effect of non-U.S. Operations	(0.0%)		(0.5%)	(0.5%)
Effective Rate Change non- U.S.	(0.0	% )	(0.7%)	(2.1%)

Valuation allowance	(34.4%)		(31.9%)	(30.3%)

Total tax provision	(0.1%)		0.7%	(0.9%)

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

Also, on October 20, 2010, we entered into a licensing agreement for intellectual property. The agreement requires minimum payments of €1.0 million in four equal installments over two years and contains provisions for additional licensing fees of €1.25 million and additional royalties based on related product sales. The license terminates upon election by us as defined or termination of every patent and application of patent right included in the agreement or other material breach as defined in the contract.

7. Inventory

Inventory on hand as of December 31, 2010 and 2009 was comprised of the following:

	00,000,000	00,000,000
	2010	2009
Raw materials	$396,956	$38,973
Work-in-process	103,013	31,062
Finished goods	396,840	66,932

	$896,809	$136,967

The increase in raw materials and finished goods inventory is due to incremental revenue growth and inventory build-up in anticipation of the move of the manufacturing facility from Pasadena, California, to Carlsbad, California.

8. Property and Equipment, net

Property and equipment was comprised of the following as of December 31, 2010 and 2009:

	2010	2009
Property and equipment—at cost:
Plant and machinery	$2,451,775	$2,201,033
Rental systems	2,821,665	2,073,082
Office equipment	1,541,544	1,079,214
Leasehold improvements	597,523	74,394

Total property and equipment—at cost	7,412,507	5,427,723
Less accumulated depreciation	(4,710,029)	(4,046,105)

Net property and equipment	$2,702,478	$1,381,618

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

There were no transfers of items between Levels 1, 2 or 3.

11. Other current assets and liabilities, and other non-current liabilities consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Other current assets
Therapeutic discovery credit receivable	$1,645,292	$—
Deposits and prepaid expenses	290,920	344,558
Tax receivable	256,948	—
Other	—	647,623

Total	$2,193,160	$992,181

Other non-current assets
Deposit	$55,355	$—

Total	$55,355	$—

Other current liabilities
Accrued professional fees	$350,097	$544,524
Rental related liabilities	330,424	188,070
Accrued warranties	179,594	—
Accrued liability for intellectual property license	695,000	—
Other	389,813	153,438

Total	$1,944,928	$886,032

Other non-current liabilities
Liability pertaining to uncertain tax position	$486,770	$463,000
Tax payable	10,516	—
Accrued liability for intellectual property license	694,000	—
Rental related liabilities	115,646	332,334

Total	$1,306,932	$795,334

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

12. Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data has been updated for the immaterial reclasses to the 2010 information as discussed in Note 14 to the Consolidated Financial Statements.

	2010 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$410	$665	$684	$804
Gross loss	$(89)	$(85)	$(439)	$(802)
Loss from operations	$(4,847)	$(5,142)	$(4,924)	$(5,118)
Net loss	$(4,849)	$(5,137)	$(4,917)	$(3,500)
Per share data:
Net loss per common share—basic and diluted	$(0.68)	$(0.60)	$(0.42)	$(0.30)

	2009 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$188	$249	$255	$306
Gross loss	$(1,186)	$(484)	$(506)	$(1,158)
Loss from operations	$(4,628)	$(4,264)	$(5,648)	$(5,898)
Net loss	$(4,144)	$(4,267)	$(5,653)	$(5,628)
Per share data:
Net loss per common share—basic and diluted	$(1.14)	$(1.08)	$(1.13)	$(1.07)

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

As of March 11, 2011, the Company had no outstanding loans on the line of credit and had drawn $2 million to finance 2010 equipment purchases and tenant improvements to its Carlsbad facility against the original term loan. Interest-only payments at the rate of 6.5% are due monthly from the date of each initial equipment advance until July 12, 2011. Initial equipment advances that are then outstanding are payable in 24 equal monthly installments of principal, plus all accrued and unpaid interest, beginning on August 12, 2011 and continuing on the same day of each month thereafter through July 12, 2013.

14. Unrecorded licensing agreement and reclassifications

Subsequent to the issuance of the 2010 audited financial statements, the Company concluded that a contract for the license of certain intellectual property rights should have been recorded as both an asset and a liability in the financial statements for the periods ended December 31, 2010. The Company has recorded this contract which results in an increase of $1,389,000 to intangible assets for the year ended December 31, 2010 .The current and long-term portion of the liability for the contract as of December 31, 2010 was $695,000 and $694,000, respectively.

Subsequent to the issuance of the 2010 audited financial statements, the Company further concluded that certain revenues and expenses were classified incorrectly in its Consolidated Statements of Operations for the past periods presented herein, with no net impact to operating income, net loss, statements of cash flows or balance sheets. The Company has corrected these immaterial misstatements. These corrections result in reductions to cost of sales of $399,000 in the year ending December 31, 2010, and corresponding changes to revenues, sales and marketing, general and administrative and research and development expenses.

The following tables reconcile the “As Reported” financial statements with the “As Corrected” financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As Reported December 31, 2010	Adjustments	As Corrected December 31, 2010
Current assets
Cash and cash equivalents	$18,329,079	—	$18,329,079
Accounts receivable, net	677,648	—	677,648

Inventories	896,809	—	896,809
Other current assets	2,193,160	—	2,193,160

Total current assets	22,096,696	—	22,096,696
Property and equipment, net	2,702,478	—	2,702,478
Intangible assets, net	70,980	1,389,000	1,459,980
Other long-term assets	55,355	—	55,355

Total assets	$24,925,509	$1,389,000	$26,314,509

Current liabilities
Accounts payable	$823,242	—	$823,242
Accrued compensation	1,171,989	—	1,171,989
Other current liabilities	1,249,928	695,000	1,944,928

Total current liabilities	3,245,159	695,000	3,940,159
Long-term liabilities
Loan payable	—	—	—
Other non-current liabilities	612,932	694,000	1,306,932

Total liabilities	$3,858,091	$1,389,000	$5,247,091

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000,000 authorized 11,728,233 issued and outstanding	1,172	—	1,172

Additional paid-in capital	166,009,084	—	166,009,084
Accumulated deficit	(144,492,881)	—	(144,492,881)
Accumulated other comprehensive loss	(449,957)	—	(449,957)

Total stockholders’ equity	21,067,418	—	21,067,418

Total liabilities and stockholders’ equity	$24,925,509	$1,389,000	$26,314,509

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	As Reported	Adjustments	As Corrected
	Year Ended December 31,	Year Ended December 31	Year Ended December 31,
	2010	2010	2010
Product Revenue	$2,340,996	$—	$2,340,996
License and other revenue	163,872	58,727	222,599

Total revenue	2,504,868	58,727	2,563,595
Cost of sales	4,377,701	(398,802)	3,978,899

Gross loss	(1,872,833)	(457,529)	(1,415,304)

Operating expenses
Sales and marketing	4,282,521	272,635	4,555,156
General and administrative	7,353,802	60,858	7,414,660
Research and development	6,522,112	124,036	6,646,148

Total operating expenses	18,158,435	457,529	18,615,964

Loss from operations	(20,031,268)	—	(20,031,268)

Other income
Other income (expense)	(1,110)	—	(1,110)
Interest income (expense)	(582)	—	(582)
Therapeutic Discovery Credit	1,645,292	—	1,645,292

Total other income	1,643,600	—	1,643,600

Loss before income taxes	(18,387,668)	—	(18,387,668)
Provision for income taxes	15,324	—	15,324

Net loss	$(18,402,992)	—	$(18,402,992)

Net loss per share, basic and diluted	$(1.88)		$(1.88)
Weighted average number of shares outstanding	9,796,588		9,796,588
Condensed consolidated statements of comprehensive loss three and six months ended June 30, 2011 and 2010
Net loss	$(18,402,992)		$(18,402,992)
Foreign currency translation adjustment	(34,648)		(34,648)

Comprehensive loss	$(18,437,640)		$(18,437,640)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Prior to the filing of our original Annual Report on Form 10-K for the year ended December 31, 2010 and under the supervision and with the participation of our management, including our Interim Chief Executive Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this report. Based upon the Evaluation, our Interim Chief Executive Officer had concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the second quarter of 2011, we identified that some prior members of our finance and accounting department did not follow our internal control over financial reporting procedures. Specifically, members of our finance and accounting personnel did not effectively coordinate with members of our business development team regarding the terms of a license agreement. As a result of this failure, we failed to record certain intellectual property rights as both an asset and liability and, as a result, misstated our intangible assets and accrued liabilities in the periods identified in the Explanatory Note to this Amendment No. 1 on Form 10-K/A. In addition, in the second quarter of 2011, we identified that some prior members of our finance team misclassified a number of operating expenses as costs of sales and misclassified the current portion of a loan payable as long term debt. We believe that these misstatements and misclassifications, although immaterial to the prior periods in which they occurred, resulted from a deficiency in our internal control over financial reporting existing during these prior periods which constituted a material weakness in our internal control over financial reporting. Although the material weakness existed as of the fiscal year ended December 31, 2010, and as of the first quarter ended March 31, 2011, we did not discover the material weakness in our internal control over financial reporting until the second quarter of 2011, after the respective filing dates of our annual and quarterly reports. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Remediation of Material Weakness

Unrelated to the discovery of the material weakness, we had previously hired a new Chief Executive Officer, Chief Financial Officer and Controller to lead our finance and accounting departments. Each of these individuals understands our system of internal controls, including our post-closing procedures which are designed to ensure our financial statements are prepared in accordance with generally accepted accounting principles. These new hires have also provided proper guidance and training on our internal control procedures to other finance and accounting personnel, many of which are also new hires. As a result, we have enhanced communication among our finance and accounting personnel and the personnel from our other departments. We believe these new hires will remediate the material weakness and that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. No material weakness will be considered remediated, however, until any remedial procedures that we take have operated for an appropriate period, have been tested and management has concluded that they are operating effectively. In addition, we reviewed our processes and procedures for our internal control over financial reporting and we did not identify any additional controls with similar deficiencies. We have reviewed our assessment of the material weakness and our remediation and the status of its implementation and effectiveness with our audit committee.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there has been no change in our internal control over financial reporting that occurred in the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K/A.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2011.

GENMARK DIAGNOSTICS, INC.

By:	/s/ Hany Massarany
Name:	Hany Massarany
Title:	Chief Executive Officer (principal executive officer)

December 2, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

1.1	Form of Underwriting Agreement. (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 13, 2010).

3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	By-Laws (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

4.1	Form of Warrant (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 13, 2010).

10.1	Lease between The Campus Carlsbad, LLC and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 8, 2010 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.2	Commercial Lease Agreement between Collis P. and Howard Huntington Memorial Hospital Trust and Osmetech Technology Inc., dated March 24, 2008 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.3	First Amendment to Commercial Lease Agreement between Collis P. and Howard Huntington Memorial Hospital Trust and Osmetech Technology Inc., dated February 1, 2009 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).

10.4	Second Amendment and Termination of Commercial Lease Agreement between Collis P. and Howard Huntington Memorial Hospital Trust and Osmetech Technology Inc., dated November 1, 2009 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).

10.5	Commercial Lease Agreement between Kandamerica, Inc., and Osmetech Inc., dated August 1, 2005 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).

10.6	Amendment to Commercial Lease Agreement between Kandamerica, Inc., and Osmetech Inc., dated March 12, 2008 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).

10.7	License Agreement by and between California Institute of Technology and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 8, 1995 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010). ++

10.8	Amended and Restated License Agreement by and between President and Fellows of Harvard College and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated July 14, 1997 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010). ++

10.9	Exclusive License Agreement by and between Marshfield Clinic and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated October 15, 2007 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 25, 2010). ++

Exhibit Number	Description of Exhibits

10.10	Non-Exclusive Patent License Agreement by and between the University of Washington and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 28, 2007 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010).++

10.11	Amended and Restated Chemically Modified Enzymes Kit Patent License Agreement by and between Roche Molecular Systems, Inc., F. Hoffman-La Roche Ltd., and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 27, 2008 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010).++

10.12	Non-Exclusive License Agreement by and between The Johns Hopkins University and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated December 29, 2006 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 25, 2010).++

10.13	License Agreement by and between the Regents of the University of Michigan, HSC Research and Development Limited Partnership and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated March 15, 2006 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010).++

10.14	License Agreement by and between HSC Research and Development Limited Partnership and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated March 15, 2006 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 25, 2010).++

10.15	2010 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010). +

10.16	Form of Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).+

10.17	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

10.18	Executive Employment Agreement, dated January 1, 2010, by and between Osmetech Technology Inc. and Jon Faiz Kayyem (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

10.19	Executive Employment Agreement, dated November 30, 2009, by and between Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics and Steven Kemper (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

10.20	Executive Employment Agreement, dated January 1, 2010, by and between Osmetech Technology Inc., and Pankaj Singhal (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

10.21	Executive Employment Agreement, dated March 1, 2010, by and between Osmetech Technology Inc. and John Bellano (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

10.22	Compromise Agreement, dated August 10, 2009, by and between Osmetech plc and James White (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

Exhibit Number	Description of Exhibits

10.23	Compromise Agreement, dated March 10, 2010, by and between Osmetech plc and David Sandilands (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).+

10.24	Loan and Security Agreement, dated March 12, 2010, by and among Square 1 Bank and Osmetech Technology Inc., Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, and GenMark Diagnostics, Inc. (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.25	First Amendment to Loan and Security Agreement, dated August 17, 2010, by and among Square 1 Bank and Osmetech Technology, Inc., Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, and GenMark Diagnostics, Inc.+++

10.26	Second Amendment to Loan and Security Agreement, dated August 17, 2010, by and among Square 1 Bank and Osmetech Technology, Inc., Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, and GenMark Diagnostics, Inc.+++

10.27	Third Amendment to Loan and Security Agreement, dated August 17, 2010, by and among Square 1 Bank and Osmetech Technology, Inc., Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, and GenMark Diagnostics, Inc.+++

10.28	Manufacturing Services Agreement, dated February 1, 2007, by and between Aubrey Group, Inc. and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).++

10.29	First Amendment to Manufacturing Services Agreement, dated May 7, 2009, by and between Aubrey Group, Inc. and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).

21.1	List of Subsidiaries (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 13, 2010).

23.1	Consent of Deloitte & Touche LLP (US).

23.2	Consent of Deloitte LLP (UK).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

+	Management Compensation Plan
++	Confidential Treatment Granted
+++	Previously filed as an exhibit to GenMark Diagnostics, Inc.’s. Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010