Form 10-Q/A
period 2011-03-31
GenMark Diagnostics, Inc.
filed 2011-12-02
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011 (the “Original Filing”). The Original Filing is being amended solely to (i) correct the reporting of the license of certain intellectual property rights, which should have been recorded as both an asset and a liability in our financial statements for the year and quarter ended December 31, 2010 and March 31, 2011, respectively, (ii) reclassify $667,000 of our loan payable to the current portion of long-term debt at March 31, 2011, (iii) reclassify certain immaterial revenues and expenses in the Condensed Consolidated Statements of Operations for the periods presented herein, with no net impact to operating income, net loss, statements of cash flows or balance sheets, as described below, and (iv) correct the number of shares of common stock outstanding at December 31, 2010. Accordingly, Items 1, 2 and 4 of Part I of the Original Filing are hereby amended and restated in their entirety.

Subsequent to the issuance of our 2010 audited financial statements, we concluded that a contract for the license of certain intellectual property rights should have been recorded as both an asset and a liability in the financial statements for the period ended March 31, 2011. We have recorded this contract which results in an increase of $1,389,000 to intangible assets for the period ended March 31, 2011. The current and long-term portion of the liability for the contract for which payment was not due at March 31, 2011 was $1,043,000 and $346,000, respectively, as of March 31, 2011.

Subsequent to the issuance of our 2010 audited financial statements, we further concluded that certain revenues and expenses were classified incorrectly in our Condensed Consolidated Statements of Operations for the past periods presented herein, with no net impact to operating income, net loss, statements of cash flows or balance sheets. These corrections result in reductions to cost of sales of $68,301 in the quarter ended March 31, 2010 and $142,501 in the quarter ended March 31, 2011 and corresponding changes to revenues and increases to sales and marketing and research and development expenses. The corrections were made to reclassify freight revenue which was originally netted against freight expense, reclassify samples and freight expense to sales and marketing expense, and to allocate wages for employees spent on non-production activities to research and development and general and administrative expense from cost of sales expense. Additionally, based on a loan amendment dated March 2011, the Company should have reclassified $667,000 of its loan payable to current portion of long-term debt at March 31, 2011. The original filing reflected the full loan payable amount as long-term debt.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2011	As of December 31, 2010
Current assets
Cash and cash equivalents	$17,054,095	$18,329,079
Accounts receivable, net	762,272	677,648
Inventories, net	871,033	896,809
Other current assets	382,194	2,193,160

Total current assets	19,069,594	22,096,696
Property and equipment, net	2,762,362	2,702,478
Intangible assets, net	1,457,042	1,459,980
Other long-term assets	55,355	55,355

Total assets	$23,344,353	$26,314,509

Current liabilities
Accounts payable	$1,651,985	$823,242
Accrued compensation	1,019,545	1,171,989
Current portion of long-term debt	667,000	—
Other current liabilities	2,804,011	1,944,928

Total current liabilities	6,142,541	3,940,159
Long-term liabilities
Loan payable	1,333,000	—
Other non-current liabilities	968,644	1,306,932

Total liabilities	$8,444,185	$5,247,091

Stockholders’ equity
Common stock, $0.0001 par value; 100,000,000 authorized; 11,738,233 and 11,728,233 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,172	1,172
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	—	—
Additional paid-in capital	166,483,672	166,009,084
Accumulated deficit	(151,134,719)	(144,492,881)
Accumulated other comprehensive loss	(449,957)	(449,957)

Total stockholders’ equity	14,900,168	21,067,418

Total liabilities and stockholders’ equity	$23,344,353	$26,314,509

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Product Revenue	$692,739	$384,249
License and other revenue	65,130	25,534

Total revenue	757,869	409,783
Cost of sales	1,500,955	499,095

Gross loss	(743,086)	(89,312)

Operating expenses
Sales and marketing	1,218,548	1,108,730
General and administrative	2,123,054	2,180,494
Research and development	2,564,342	1,468,904

Total operating expenses	5,905,944	4,758,128

Loss from operations	(6,649,030)	(4,847,440)

Other income
Other income (expense)	11,899	(1,110)
Interest income	6,258	4,654

Total other income	18,157	3,544

Loss before income taxes	(6,630,873)	(4,843,896)
Provision for income taxes	(10,968)	(5,049)

Net loss	$(6,641,841)	$(4,848,847)

Net loss per share, basic and diluted	$(0.56)	$(0.68)
Weighted average number of shares outstanding	11,771,014	7,113,922
Condensed consolidated statements of comprehensive loss three and three months ended March 31, 2011 and 2010
Net loss	$(6,641,841)	$(4,848,945)
Foreign currency translation adjustment	—	(34,647)

Comprehensive loss	$(6,641,841)	$(4,883,592)

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

4.	Intangible assets

Intangible assets, consisting of patents, purchased and licensed intellectual property, as of March 31, 2011 and December 31, 2010 comprise the following:

	March 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Patents and trademarks	$—	$—	$—	$438,032	$(438,032)	$—
Intellectual property	—	—	—	877,140	(877,140)	—
Licensed intellectual property	2,473,068	(1,016,026)	1,457,042	2,640,518	(1,180,538)	1,459,980

	$2,473,068	$(1,016,026)	$1,457,042	$3,955,690	$(2,495,710)	$1,459,980

Licenses have a weighted average remaining amortization period of 10.2 years as of March 31, 2011. Amortization expense for intangible assets amounted to $2,938 and $15,438 for the three months ended March 31, 2011 and 2010, respectively. Estimated future amortization expense for these licenses is as follows:

Years Ending March 31,
2012	$81,200
2013	81,200
2014	81,200
2015	81,200
2016	80,575
Thereafter	1,051,667

Total	$1,457,042

Genmark Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	Property and Equipment, net

Property and equipment was comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Property and equipment—at cost:
Plant and machinery	$2,473,579	$2,451,775
Rental systems	3,125,399	2,821,665
Office equipment	1,548,235	1,541,544
Leasehold improvements	611,021	597,523

Total property and equipment—at cost	7,758,234	7,412,507
Less accumulated depreciation	(4,995,872)	(4,710,029)

Net property and equipment	$2,762,362	$2,702,478

Depreciation expense amounted to $285,833 and $198,687 for the three months ended March 31, 2011 and 2010, respectively.

Genmark Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Loan payable

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

7.	Income taxes

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

8.	Unrecorded licensing agreement and reclassifications

Subsequent to the issuance of the 2010 audited financial statements, the Company concluded that a contract for the license of certain intellectual property rights should have been recorded as both an asset and a liability in the financial statements for the periods ended December 31, 2010 and March 31, 2011. The Company has recorded this contract which results in an increase of $1,389,000 to intangible assets for the year ended December 31, 2010 and for the period ended March 31, 2011, respectively. The current and long-term portion of the liability for the contract was as of December 31, 2010 and March 31, 2011 was $695,000 and $694,000 and $1,043,000 and $346,000, respectively. Additionally, based on a loan amendment dated March 2011, the Company should have reclassified $667,000 of its loan payable to current portion of long-term debt at March 31, 2011.

Subsequent to the issuance of the 2010 audited financial statements, the Company further concluded that certain revenues and expenses were classified incorrectly in its Condensed Consolidated Statements of Operations for the past periods presented herein, with no net impact to operating income, net loss, statements of cash flows or balance sheets. The Company has corrected these immaterial misstatements. These corrections result in reductions to cost of sales of $142,501 and $68,301 in the quarters ending March 31, 2011 and 2010, respectively, and corresponding changes to revenues, sales and marketing, general and administrative and research and development expenses.

The following tables reconcile the “As Reported” financial statements with the “As Corrected” financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As Reported December 31, 2010	Adjustments	As Corrected December 31, 2010
Current assets
Cash and cash equivalents	$18,329,079	—	$18,329,079
Accounts receivable, net	677,648	—	677,648
Inventories	896,809	—	896,809
Other current assets	2,193,160	—	2,193,160

Total current assets	22,096,696	—	22,096,696
Property and equipment, net	2,702,478	—	2,702,478
Intangible assets, net	70,980	1,389,000	1,459,980
Other long-term assets	55,355	—	55,355

Total assets	$24,925,509	$1,389,000	$26,314,509

Current liabilities
Accounts payable	$823,242	—	$823,242
Accrued compensation	1,171,989	—	1,171,989
Other current liabilities	1,249,928	695,000	1,944,928

Total current liabilities	3,245,159	695,000	3,940,159
Long-term liabilities
Loan payable	—	—	—
Other non-current liabilities	612,932	694,000	1,306,932

Total liabilities	$3,858,091	$1,389,000	$5,247,091

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000,000 authorized 11,728,233 issued and outstanding	1,172	—	1,172
Additional paid-in capital	166,009,084	—	166,009,084
Accumulated deficit	(144,492,881)	—	(144,492,881)
Accumulated other comprehensive loss	(449,957)	—	(449,957)

Total stockholders’ equity	21,067,418	—	21,067,418

Total liabilities and stockholders’ equity	$24,925,509	$1,389,000	$26,314,509

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As Reported March 31, 2011	Adjustments	As Corrected March 31, 2011
Current assets
Cash and cash equivalents	$17,054,095	—	$17,054,095
Accounts receivable, net	762,272	—	762,272
Inventories	871,033	—	871,033
Other current assets	382,194	—	382,194

Total current assets	19,069,594	—	19,069,594
Property and equipment, net	2,762,362	—	2,762,362
Intangible assets, net	68,042	1,389,000	1,457,042
Other long-term assets	55,355	—	55,355

Total assets	$21,955,353	$1,389,000	$23,344,353

Current liabilities
Accounts payable	$1,651,985	—	$1,651,985
Accrued compensation	1,019,545	—	1,019,545
Current portion of long-term debt	—	667,000	667,000
Other current liabilities	1,761,011	1,043,000	2,804,011

Total current liabilities	4,432,541	1,710,000	6,142,541
Long-term liabilities
Loan payable	2,000,000	(667,000)	1,333,000
Other non-current liabilities	622,644	346,000	968,644

Total liabilities	$7,055,185	$1,389,000	$8,444,185

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000,000 authorized 11,738,233 issued and outstanding	1,172	—	1,172
Additional paid-in capital	166,483,672	—	166,483,672
Accumulated deficit	(151,134,719)	—	(151,134,719)
Accumulated other comprehensive loss	(449,957)	—	(449,957)

Total stockholders’ equity	14,900,168	—	14,900,168

Total liabilities and stockholders’ equity	$21,955,353	$1,389,000	$23,344,353

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	As Reported		Adjustments		As Corrected
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Product Revenue	$692,739	$384,249	$—	$—	$692,739	$384,249
License and other revenue	71,664	15,015	(6,534)	10,519	65,130	25,534

Total revenue	764,403	399,264	(6,534)	10,519	757,869	409,783
Cost of sales	1,643,456	567,396	(142,501)	(68,301)	1,500,955	499,095

Gross loss	(879,053)	(168,132)	(135,967)	(78,820)	(743,086)	(89,312)

Operating expenses
Sales and marketing	1,130,389	1,058,285	88,159	50,445	1,218,548	1,108,730
General and administrative	2,111,336	2,167,264	11,718	13,230	2,123,054	2,180,494
Research and development	2,528,252	1,453,759	36,090	15,145	2,564,342	1,468,904

Total operating expenses	5,769,977	4,679,308	135,967	78,820	5,905,944	4,758,128

Loss from operations	(6,649,030)	(4,847,440)	—	—	(6,649,030)	(4,847,440)

Other income
Other income (expense)	11,899	(1,110)	—	—	11,899	(1,110)
Interest income	6,258	4,654	—	—	6,258	4,654

Total other income	18,157	3,544	—	—	18,157	3,544

Loss before income taxes	(6,630,873)	(4,843,896)	—	—	(6,630,873)	(4,843,896)
Provision for income taxes	(10,968)	(5,049)	—	—	(10,968)	(5,049)

Net loss	$(6,641,841)	$(4,848,945)	—	—	$(6,641,841)	$(4,848,945)

Net loss per share, basic and diluted	$(0.56)	$(0.68)			$(0.56)	$(0.68)
Weighted average number of shares outstanding	11,771,014	7,113,922			11,771,014	7,113,922
Condensed consolidated statements of comprehensive loss three and six months ended June 30, 2011 and 2010
Net loss	$(6,641,841)	$(4,848,945)			$(6,641,841)	$(4,848,945)
Foreign currency translation adjustment	—	(34,647)			—	(34,647)

Comprehensive loss	$(6,641,841)	$(4,883,592)			$(6,641,841)	$(4,883,592)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations — Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue

	March 31,
	2011	2010	$ Change	% Change
Three months ended	$757,869	$409,783	$348,086	85%

The increase in revenue for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010 was primarily due to a $308,000 increase in reagent revenue driven by the increase in number of our installed base of systems as well as an expanded menu of tests available for sale.

Cost of Sales and Gross Loss

	March 31,
	2011	2010	$ Change	% Change
Cost of Sales-three months ended	$1,500,955	$499,095	$1,001,860	201%
Gross Loss -three months ended	$743,086	$89,312	$653,774	732%

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

Operating Expenses

Sales and Marketing

	March 31,
	2011	2010	$ Change	% Change
Three months ended	$1,218,548	$1,108,730	$109,818	10%

The increase in sales and marketing expense was driven primarily by increased costs for product samples sent to prospective customers.

General and Administrative

	March 31,
	2011	2010	$ Change	% Change
Three months ended	$2,123,054	$2,180,494	$(57,440)	(3)%

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

Research and Development

	March 31,
	2011	2010	$ Change	% Change
Three months ended	$2,564,342	$1,468,904	$1,095,438	75%

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

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock and revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At March 31, 2011, we had $12.9 million of working capital, including $17.1 million in cash and cash equivalents.

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this report. Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the second quarter of 2011, we identified that some prior members of our finance and accounting department did not follow our internal control over financial reporting procedures. Specifically, members of our finance and accounting personnel did not effectively coordinate with members of our business development team regarding the terms of a license agreement. As a result of this failure, we failed to record certain intellectual property rights as both an asset and liability and, as a result, misstated our intangible assets in the periods identified in the Explanatory Note to this Amendment No. 1 on Form 10-Q/A. In addition, in the second quarter of 2011, we identified that some prior members of our finance team misclassified a number of operating expenses as costs of good sold and misclassified the current portion of a loan payable as long term debt. We believe that these misstatements and misclassifications, although immaterial to the prior periods in which they occurred, resulted from a deficiency in our internal control over financial reporting existing during these prior periods which constituted a material weakness in our internal control over financial reporting. Although the material weakness existed as of the fiscal year ended December 31, 2010, and as of the first quarter ended March 31, 2011, we did not discover the material weakness in our internal control over financial reporting until the second quarter of 2011, after the respective filing dates of our annual and quarterly reports. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6.	EXHIBITS.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date: December 2, 2011	/s/ Paul Ross
Paul Ross
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

10.30#	Separation Agreement and General Release dated March 24, 2011, by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Pankaj Singhal (incorporated by reference to Exhibit 10.1 on our Form 8-K filed with the Commission on March 28, 2010).

10.31#	Employee Offer Letter, dated March 11, 2011, by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Paul Ross (incorporated by reference to Exhibit 10.1 on our Form 8-K/A filed with the Commission on April 7, 2011).

10.32*#	Executive Employment Agreement dated March 1, 2010, by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Jeffrey Hawkins.

10.33*#	Executive Consulting Agreement dated October 12, 2010, by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Kuranda Partners, LLC.

10.34*#	Executive Employment Agreement, dated April 5, 2011, by and between GenMark Diagnostics, Inc. and Hany Massarany.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Previously filed as an exhibit to GenMark Diagnostics, Inc.’s. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2011
#	Indicates management contract or compensatory plan.