Form 10-Q
period 2012-06-30
GenMark Diagnostics, Inc.
filed 2012-08-07
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the registrant’s common stock on July 24, 2012 was 32,729,510.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of June 30, 2012	As of December 31, 2011
Current assets
Cash and cash equivalents	$64,219	$25,320
Short-term investments	—	5,000
Accounts receivable, net of allowance of $80 and $98 at June 30, 2012 and December 31, 2011, respectively	1,286	1,098
Inventories	1,879	2,168
Other current assets	192	322

Total current assets	67,576	33,908
Property and equipment, net	4,185	2,836
Intangible assets, net	1,672	1,362
Other long-term assets	102	80

Total assets	$73,535	$38,186

Current liabilities
Accounts payable	$1,570	$1,201
Accrued compensation	1,594	1,521
Current portion of long-term debt	1,016	1,000
Other current liabilities	2,551	2,659

Total current liabilities	6,731	6,381
Long-term liabilities
Long-term debt	155	583
Other non-current liabilities	805	588

Total liabilities	7,691	7,552

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 32,724 and 20,478 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	245,897	199,531
Accumulated deficit	(179,620)	(168,463)
Accumulated other comprehensive loss	(436)	(436)

Total stockholders’ equity	65,844	30,634

Total liabilities and stockholders’ equity	$73,535	$38,186

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product Revenue	$3,562	$866	$5,682	$1,559
License and other revenue	50	35	89	100

Total revenue	3,612	901	5,771	1,659
Cost of sales	2,165	1,294	3,853	2,795

Gross profit (loss)	1,447	(393)	1,918	(1,136)

Operating expenses
Research and development	3,020	2,292	4,969	4,856
Sales and marketing	1,360	1,220	2,779	2,439
General and administrative	2,648	1,810	5,233	3,933

Total operating expenses	7,028	5,322	12,981	11,228

Loss from operations	(5,581)	(5,715)	(11,063)	(12,364)
Other income
Other income (expense), net	10	174	(14)	186
Interest expense, net	(19)	(27)	(39)	(21)

Total other income (expense), net	(9)	147	(53)	165

Loss before income taxes	(5,590)	(5,568)	(11,116)	(12,199)
Provision for income taxes	(10)	(12)	(41)	(23)

Net loss	$(5,600)	$(5,580)	$(11,157)	$(12,222)

Net loss per share, basic and diluted	$(0.26)	$(0.39)	$(0.54)	$(0.93)

Weighted average number of shares outstanding	21,163	14,366	20,623	13,076
Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011
Net loss	$(5,600)	$(5,580)	$(11,157)	$(12,222)
Foreign currency translation adjustment	—	(64)	—	(64)

Comprehensive loss	$(5,600)	$(5,644)	$(11,157)	$(12,286)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,157)	$(12,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	622
Share-based compensation	1,033	1,227
Change in allowance for doubtful accounts	(18)	72
Non-cash inventory adjustments	(740)	123
Changes in operating assets and liabilities:
Accounts receivable	(170)	(34)
Inventories	1,139	(398)
Other current and long-term assets	108	1,673
Accounts payable	369	1,443
Accrued compensation	277	92
Other current and long-term liabilities	(162)	(591)

Net cash used in operating activities	(8,745)	(7,993)

Investing activities:
Payments for intellectual property licenses	(739)	(365)
Purchases of property and equipment	(1,529)	(609)
Proceeds from maturity of investments	5,000	—

Net cash provided by (used in) investing activities	2,732	(974)

Financing activities:
Proceeds from issuance of common stock	48,300	34,532
Costs incurred in conjunction with public offering	(2,919)	(2,377)
Proceeds from borrowings	—	2,000
Proceeds from stock option exercises	52	—
Principal repayment of long-term debt	(521)	—

Net cash provided by financing activities	44,912	34,155

Net increase in cash and cash equivalents	38,899	25,188
Cash and cash equivalents at beginning of period	25,320	18,329

Cash and cash equivalents at end of period	$64,219	$43,517

Supplementary schedule of non-cash transactions:
Property and equipment purchased with capital lease	$109	$—
Transfer of systems from property and equipment into inventory	110	34
Property and equipment costs incurred but not paid included in accounts payable and other liabilites	307	482
Offering costs incurred but not paid included in other current liabilities	303	416

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $179.6 million at June 30, 2012. Cash and cash equivalents at June 30, 2012 were $64.2 million.

Management expects operating losses to continue through the foreseeable future until the Company has expanded its product offerings and increased its product revenues to an extent that covers the fixed cost base of the business. The Company’s management has prepared cash flow forecasts which indicate, based on the current cash resources available, the availability of unutilized credit facilities and the Company’s ability to access the equity markets that the Company has sufficient capital to fund its operations for at least the next twelve months.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for audited financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation of the financial statements for the interim period have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2012, and for the six months ended June 30, 2012 and 2011, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company’s adoption of this guidance effective January 1, 2012 resulted in additional disclosures in the notes to the Company’s condensed consolidated financial statements, and did not have a material quantitative effect.

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

Concentration of Risk

The Company had sales to one customer representing approximately 57% and 50% of total revenues for the three and six months ended June 30, 2012, respectively. Also, the Company’s XT-8 system is manufactured by a limited number of suppliers that specialize in contract design and manufacturing of electronic and electromechanical devices for medical use.

Product Shipment Costs

Product shipment costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Shipping and handling costs were $77,000 and $79,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Effective January 1, 2012, the Company changed its estimated useful life for instruments from three to four years, estimated useful life for laboratory equipment from three to five years and estimated useful life of office equipment from between two and four years to five years. These changes were based upon a review of the current and projected utilization of the respective assets, which indicated that our prior estimation of useful lives of these assets should be revised.

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

Corporate Reorganization

During the quarter ended June 30, 2011, the Company underwent a corporate reorganization (the “Reorganization”) intended to simplify its U.S. entity structure. As part of the Reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc. (“CMS”), with CMS surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes, and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. It is anticipated that the Reorganization will not trigger any material U.S. federal or U.K. income tax expense. Additionally, the post-Reorganization structure will allow GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, CMS and Osmetech, Inc.

2.	Share-Based Compensation

The Company recognizes share-based compensation expense related to share options and restricted stock issued to employees, directors and consultants in exchange for services. The compensation expense is based on the fair value of the awards, which are determined by utilizing various assumptions regarding the underlying attributes of the options and shares. The estimated fair value of options granted and restricted stock, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a modified straight line basis over the period the vesting occurs. The share-based compensation expense is recorded in cost of sales, sales and marketing, research and development and general and administrative expenses based on the grantee’s respective function. The option expense is derived from the Black-Scholes Option Pricing Model that uses several judgment based variables to calculate the expense. The inputs include the expected life of the option or warrant, the expected volatility and other factors. The compensation expense related to the restricted stock is calculated as the difference between the fair market value of the stock on the date of grant, less the cost to acquire the shares, which is $0.0001 per share, and is recognized over the vesting period of the award.

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

Options are generally exercisable for a period up to 10 years after grant and are forfeited if the employee leaves the Company before the options vest. Employees generally have 90 days after leaving the Company to exercise vested options. As of June 30, 2012, there were 10,751 shares available for future grant of awards under the Plan. Restricted stock grants reduce the amount of stock options available for grant under the 2010 Plan and are excluded from the table below.

The following table summarizes stock option activity during the six months ended June 30, 2012. There were warrants to purchase 88,317 shares of the Company’s common stock that expired on June 30, 2012. There were no new warrants issued during the six months ended June 30, 2012

	Number of Share options	Weighted average exercise price
Outstanding at December 31, 2011	1,598,894	$5.38
Granted	283,366	$4.44
Exercised	(13,125)	$(3.95)
Cancelled	(300,126)	$(5.54)

Outstanding at June 30, 2012	1,569,009	$5.20
Exercisable at June 30, 2012	709,785	$5.74

As of June 30, 2012, there were 1,400,828 options that are vested or expected to vest and these options have a remaining weighted average contractual term of 8.45 years, and an aggregate intrinsic value of $115,715.

Valuation of Share-Based Awards—The Black-Scholes option pricing model was used for estimating the grant date fair value of stock options granted during the six months ended June 30, 2012 with the following assumptions:

Expected volatility (%)	70.00
Expected life (years)	5.90
Risk free rate (%)	1.08
Expected dividend yield (%)	0.00

The Company’s non-vested restricted share award (“RSA”) activity for the quarter ended June 30, 2012 is as follows:

Restricted Stock Awards	Number of shares	Weighted average Grant Date Fair Value
Non-vested at December 31, 2011	403,062	$4.22
Granted	791,834	$4.19
Vested	(79,357)	$(4.21)
Cancelled or expired	(47,843)	$(4.14)

Non-vested at June 30, 2012	1,067,696	$4.20

As of June 30, 2012, there was $3.3 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 3.24 years. The total fair value of restricted shares vested during the six months ended June 30, 2012 and 2011 was $329,000 and $894,000, respectively.

RSAs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the six months ended June 30, 2012, the Company awarded 791,834 shares of restricted stock, which had a fair value at the date of grant ranging from $4.14 to $4.45 per share. During the six months ended June 30, 2011, the Company awarded 421,169 shares of restricted stock, which had a fair value at the date of grant ranging from $3.95 to $5.85 per share. Compensation under these restricted stock awards is charged to expense over the restriction period and amounted to $468,000 and $646,000 for the six months ended June 30, 2012 and 2011, respectively.

There was no stock compensation costs capitalized into assets as of June 30, 2012.

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

The computations of diluted net loss per share did not include the effects of the following securities as the inclusion of these items would have been anti-dilutive (in thousands):

	June 30,
	2012	2011
Common stock options outstanding	1,569	1,520
Warrants	—	88
Restricted Stock—unvested, issued and held in escrow	1,068	446

Total	2,637	2,054

Common Stock Warrants — During 2009, the Company issued warrants to purchase 132,475 of Osmetech’s ordinary shares with an exercise price of £4.60 per share, and warrants to purchase 88,317 of Osmetech’s ordinary shares with an exercise price of £6.90 per share to a director for services to the Company in connection with the share offering completed in 2009. Pursuant to the terms of the warrant, the warrant to purchase 132,475 was cancelled upon the closing of the IPO in June 2010. At the same time, the warrant to purchase 88,317 of Osmetech’s ordinary shares was converted to warrants to purchase 88,317 shares of the Company’s common stock at an exercise price of $9.98. These warrants were fully vested and exercisable upon issue, and continued to be exercisable up to and including the earlier to occur of (i) 60 days after the director leaving the Company’s board of directors (for whatever reason) and (ii) June 30, 2012. The warrants expired unexercised at June 30, 2012.

4.	Inventory

Inventory on hand as of June 30, 2012 and December 31, 2011 was comprised of the following (in thousands):

	2012	2011
Raw materials	$610	$1,012
Work-in-process	709	706
Finished goods	560	450

	$1,879	$2,168

5.	Property and Equipment, net

Property and equipment was comprised of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment—at cost:
Machinery and laboratory equipment	$2,659	$2,539
Instruments	5,254	3,918
Office equipment	911	848
Leasehold improvements	726	583

Total property and equipment—at cost	9,550	7,888
Less accumulated depreciation	(5,365)	(5,052)

Net property and equipment	$4,185	$2,836

Depreciation expense was $486,000 and $564,000 for the six months ended June 30, 2012 and 2011, respectively.

6.	Intangible assets

Intangible assets as of June 30, 2012 and December 31, 2011, respectively, comprise the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$2,874	$(1,202)	$1,672	$2,474	$(1,112)	$1,362

During the three months ended March 31, 2012, the Company acquired exclusive and non-exclusive licenses for various microfluidic technologies for a license fee of $400,000 which will be amortized over a 10 year period of expected use.

Licenses have a weighted average remaining amortization period of 8.6 years as of June 30, 2012. Amortization expense for intangible assets amounted to $90,000 and $55,000 for the six months ended June 30, 2012 and 2011, respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Years Ending June 30,
2013	$199
2014	199
2015	199
2016	198
2017	194
Thereafter	683

Total	$1,672

7.	Loan payable

In March 2010, the Company entered into a loan and security agreement with Square 1 Bank, pursuant to obtaining a credit facility consisting of a revolving line of credit in the amount of up to $2.0 million and an equipment term loan in the amount of up to $2.0 million. Based upon certain financial covenants, interest on the revolving line of credit will be either (i) the greater of (a) the bank’s prime rate (3.25% as of June 30, 2012) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matures in July 2011 and the term loan matures in July 2013. In March 2011, the loan and security agreement was amended, whereby the line of credit availability was increased to $3.0 million and the maturity was extended to July 2012. The term loan was modified to allow invoices up to 360 days to qualify to be submitted for credit extension. The loan and security agreement was further amended in July 2012 to extend the period of availability of funds for the revolving line of credit and second equipment term loan to September 12, 2012, and to modify the repayment schedule of the second equipment loan to require any balances outstanding at September 12, 2012 to be repaid in 18 equal monthly installments beginning in October 2012. There were no other changes to these two loans.

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

As of June 30, 2012, the Company had no outstanding loans on the line of credit or the 2011 equipment loan and had a balance of $1.1 million used to finance 2010 equipment purchases and tenant improvements to its Carlsbad facility on the original 2010 equipment term loan. The loan bears an interest rate of 6.5%. Interest-only payments at the rate of 6.5% were due monthly from the date of each initial equipment advance until July 12, 2011. Initial equipment advances that were then outstanding are payable in 24 equal monthly installments of principal, plus all accrued and unpaid interest, beginning on August 12, 2011 and continuing on the same day of each month thereafter through July 12, 2013.

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

In January 2012, the Company entered into a capital lease agreement for office furniture totaling $136,000. Terms of the lease require an initial payment of $15,500 and fifty nine payments of $2,040 per month.

Future minimum lease payments required over the next five years as follows (in thousands):

Years Ending June 30,	Amount
2013	$25
2014	25
2015	24
2016	24
2017	12

Total future minimum payments	110
Less amounts representing interest	(22)

Carrying value of lease payable	$88

9.	Fair value of Financial Instruments

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

The following table presents the Company’s hierarchy for assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$10,022	$—	$—	$10,022

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$19,225	$—	$—	$19,225
Certificates of deposit	—	5,000	—	5,000

The Company has not elected the fair value measurement option for any of its other financial assets or liabilities. The Company has estimated the fair value of its financial liabilities by using either (1) a discounted cash flow analysis using an appropriate market discount rate for similar types of instruments, or (2) a present value model and an interest rate that includes a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair values of certain additional financial liabilities at June 30, 2012 and December 31, 2011 (fair value measurements categorized as Level 2 of the fair value hierarchy) are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt	$1,171	$1,141	$1,583	$1,501

The fair value of long-term debt at June 30, 2012 and December 31, 2011 was $1.1 million and $1.5 million, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a net present value model. Long-term debt includes current portions of long-term debt and capital lease obligations of 1,016 and 1,000 as of June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012, the Company has recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income tax was $42,000 and $23,000 for the six months ended June 30, 2012 and 2011, respectively. Due to the Company’s losses it only records tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.

The total amount of unrecognized tax benefits was $382,000 as of June 30, 2012 which would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest related to uncertain tax positions was $143,000 as of June 30, 2012. The Company recognizes interest related to uncertain tax positions as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the U.S., the U.K. based on its legacy operations, and in various state jurisdictions. As of June 30, 2012 the Company’s tax years after 2007 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of June 30, 2012, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006.

11.	Common stock offering

On June 26, 2012, the Company completed a public offering of 11,500,000 shares of common stock at a price of $4.20 per share, including 1,500,000 shares of common stock purchased by the underwriter pursuant to an over-allotment option, which the underwriters exercised in full. The Company raised approximately $45.1 million in net proceeds after deducting underwriting discounts and commissions of $2.9 million and other offering expenses of $0.3 million.

12.	Subsequent event

Effective July 26, 2012, the Company entered into a Development Collaboration and License Agreement (“Agreement”) with Advanced Liquid Logic, Inc. (“ALL”).

Under the terms of the Agreement, the Company has established with ALL a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with electrochemical detection. The Company will pay ALL an upfront payment of $250,000, purchase approximately $1,000,000 in ALL preferred stock, and pay up to $1,750,000 in potential milestone payments. The milestone payments are contingent upon reaching certain development, approval and commercial launch events with a product incorporating ALL’s propriety electro-wetting technology. In addition, subject to meeting in certain conditions, ALL will be the exclusive supplier of certain product components that incorporate ALL’s propriety electro-wetting technology.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report for the six months ended June 30, 2012, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, sales and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and any risk factors described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report. We do not intend to update these forward looking statements to reflect future events or circumstances.

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

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the FDA and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within 30 minutes of receipt of an amplified DNA sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports between one and three analyzers. Each analyzer holds up to eight independent test cartridges, resulting in the XT-8 system supporting up to 24 test cartridges, each of which can be run independently, resulting in a convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of June 30, 2012, we had an installed base of 220 analyzers, or placements, with our customers.

We have developed six tests for use with our XT-8 system and expect to expand this test menu by introducing new tests annually. Three of our diagnostic tests have received FDA clearance, including our Cystic Fibrosis Genotyping Test, which detects genetic changes associated with cystic fibrosis, our Warfarin Sensitivity Test, which determines an individual’s ability to metabolize the oral anticoagulant warfarin, and our Thrombophilia Risk Test, which detects an individual’s increased risk of blood clots. Our eSensor technology has demonstrated 100% accuracy in clinical studies compared to DNA sequencing in our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test and our Thrombophilia Risk Test. We have also developed a Respiratory Viral Panel Test, which detects the presence of major respiratory viruses and is currently labeled for Research Use Only (RUO). In December 2011, we submitted our Respiratory Viral Panel Test to the FDA for 510(k) clearance. We also have developed a Hepatitis C Virus genotyping assay and a 2C19 genotyping assay, versions of which are available for RUO. We also have a pipeline of several additional potential products in different stages of development or design, including a diagnostic test for mutations in a gene known as KRAS, which is predictive of an individual’s response to certain prescribed anti-cancer therapies, and other tests.

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

Since inception, we have incurred net losses from continuing operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses attributable to continuing operations for the six months ended June 30, 2012 and 2011 were approximately $11.2 million and $12.2 million, respectively. As of June 30, 2012, we had an accumulated deficit of $179.6 million. Our operations to date have been funded principally through sales of capital stock, borrowings and revenues. We expect to incur increasing expenses over the next several years, principally to develop our NexGen system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

Market opportunity

We believe the global market for molecular diagnostics to be approximately $4.5 billion and growing at a rate of approximately 15% per year over the course of the next several years based on research published by leading market research firms. Although we believe the global market for molecular diagnostics to approximate $4.5 billion, our existing technology is suited to address a subset of this market that approximates $900.0 million in 2012.

We anticipate that our NexGen system currently under development would, when completed, expand the market opportunity for our technology so that we could address up to half of the total market for molecular diagnostics. We believe that the NexGen system will be well positioned to address the greater than $2.0 billion global markets that currently exist for each of multiplex tests and low-plex tests. We anticipate that the market for the molecular diagnostic tests on which our NexGen system will focus to increase by more than 20% per year over the next several years. Many factors are driving growth of this market, including the expansion of genetic testing for disease predisposition, advances in personalized medicine, such as the tailoring of cancer therapies to those individuals most likely to respond, and increased demand for infectious disease diagnostics panels. The markets for personalized medicine, cancer diagnostics and infectious disease diagnostic panels are anticipated to grow at 30%, 17% and 14% per annum over the next several years.

Growth in installed based and available market

The aggregate installed base of the Company’s eSensor systems has grown from 37 at the end of 2009 to 82 at the end of 2010 to 167 at the end of 2011. The Company currently expects its aggregate installed base of eSensor systems to grow to in excess of 270 systems by the end of 2012.

We believe that our NexGen system, when completed, will expand the number of labs that we can target as customers from the approximately 1,000 labs that have the capability to run our existing eSensor technology to the more than 5,000 labs that currently perform diagnostic testing. We also anticipate that our NexGen system will allow us to develop tests for blood culture identification, healthcare associated infections and sexually transmitted infections, none of which we currently have tests to target. Although our NexGen system will expand our addressable markets, we anticipate that our existing eSensor technology will continue to be used to perform existing tests for inherited diseases and oncology, amongst others, until such time as we develop those tests for our NexGen system. As a result, we expect that customers will continue to use our existing technology after the introduction of our NexGen system for the foreseeable future.

Results of Operations — Three months ended June 30, 2012 compared to the three months ended June 30, 2011 (in thousands)

Revenue

	June 30,
	2012	2011	$ Change	% Change
Three months ended	$3,612	$901	$2,711	301%

The increase in revenue for the quarter ended June 30, 2012 increased by $2,711,000, or 301%, as compared to the same quarter of 2011 due to higher reagent revenues of $3,471,000 versus $824,000 in the comparable period ended June 30, 2011. This increase in reagent revenue was primarily driven by an 85% increase in the number of our installed base of analyzers to 220 at June 30, 2012 from 119 as of June 30, 2011, as well as an increase due to one new RUO assay. These two factors resulted in an increase of our annuity per analyzer to $73,000 from $32,000. We define “annuity per analyzer” to mean the annual amount of revenue we generate, on average, from each installed analyzer. Pricing changes between our current and legacy tests were not a material cause of our significant increase in revenue.

Cost of Sales and Gross Profit (Loss)

	June 30,
	2012	2011	$ Change	% Change
Cost of Sales-three months ended	$2,165	$1,294	$871	67%
Gross Profit (Loss)-three months ended	$1,447	$(393)	$1,840	468%

The increase in cost of sales for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, was directly related to the increase in reagent sales, increased salaries of $106,000, and increased warranty expense of $70,000 related to the increased number of placements in 2012. The improvement to gross profit of $1,840,000 was primarily due to two factors. First, the increase in volume allowed for increased absorption of our fixed manufacturing costs since we have unused manufacturing capacity which was put in place in anticipation of future growth. Second, we have realized improved manufacturing efficiencies since relocating manufacturing operations from Pasadena, CA to Carlsbad, CA which has resulted in substantially improved manufacturing yields.

Operating Expenses

Research and Development

	June 30,
	2012	2011	$ Change	% Change
Three months ended	$3,020	$2,292	$728	32%

The increase in research and development expense for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to higher salaries of $232,000 associated with the increased headcount of 14 individuals along with increased consulting services expense of $739,000 to support development of our NexGen platform and new assays currently in the pipeline. The increase in salaries and outside services were offset by lower clinical trial costs in 2012 of $467,000 as we concluded our clinical trials in 2011.

Sales and Marketing

	June 30,
	2012	2011	$ Change	% Change
Three months ended	$1,360	$1,220	$140	11%

The increase in sales and marketing expense for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was driven by increased salaries expense of $177,000 associated with increased headcount of five individuals in our commercial and marketing/product management teams, increased marketing communications expenses of $16,000, and increased trade show expenses of $21,000. These increases were offset by decreases of $22,000 in sales commissions and lower sample expense of $72,000.

General and Administrative

	June 30,
	2012	2011	$ Change	% Change
Three months ended	$2,648	$1,810	$838	46%

General and administrative expense was $2,648,000 for the quarter ended June 30, 2012, increased by $0.8 million, or 46%, compared to the quarter ended June 30, 2011. The increase was primarily due to increased audit services of $360,000 associated with the year-end audit and Sarbanes-Oxley compliance, increased use of outside consulting services of $213,000 associated with Sarbanes-Oxley compliance, increased facility expenses of $221,000 partially related to our facility expansion, public company expense of $58,000 due to our increased number of shareholders and an increase in salaries and wages expense of $31,000. These increases were offset by lower legal expenses of $79,000 due to the use of in-house counsel in 2012.

Other Income (Expense), Net

	June 30,
	2012	2011	$ Change	% Change
Three months ended	$(9)	$147	$(156)	(106)%

Other income (expense) represents non-operating revenue and expenses, earnings on cash and cash equivalents and interest expense related to long-term debt. The change in other income (expense) for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due primarily to a recovered collection on a note receivable of $165,000 that had been reserved in prior periods.

Provision for Income Taxes

	June 30,
	2012	2011	$ Change	% Change
Three months ended	$10	$12	$(2)	(17)%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Results of Operations — Six months ended June 30, 2012 compared to the six months ended June 30, 2011 (in thousands)

Revenue

	June 30,
	2012	2011	$ Change	% Change
Six months ended	$5,771	$1,659	$4,112	248%

The increase in revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to higher reagent revenues of $5,390,000 in 2012 versus $1,433,000 in the comparable period in 2011. This increase in reagent revenue was driven by an 85% increase in the number of our installed base of analyzers to 220 as of June 30, 2012 from 119 as of June 30, 2011, as well as an increase due to one new RUO assay. In addition to the increase in reagent revenue, higher instrument sales during the six months ended June 30, 2012 resulted in an additional $292,000 of revenue for the period over the same period in 2011. These factors resulted in an increase of our annuity per analyzer to $73,000 from $32,000. Pricing changes between our current and legacy tests were not a material cause of our significant increase in revenue.

Cost of Sales and Gross Profit (Loss)

	June 30,
	2012	2011	$ Change	% Change
Cost of Sales-six months ended	$3,853	$2,795	$1,058	38%
Gross Profit (Loss)-six months ended	$1,918	$(1,136)	$3,054	269%

The increase in cost of sales for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was directly related to the increase in reagent sales, and increased warranty expense of $123,000 related to the increased number of placements in 2012. The improvement to gross profit of $3,054,000 was primarily due to two factors. First, the increase in volume allowed for increased absorption of our fixed manufacturing costs since we have unused manufacturing capacity which was put in place in anticipation of future growth. Second, we have realized improved manufacturing efficiencies since relocating manufacturing operations from Pasadena, CA to Carlsbad, CA which has resulted in substantially improved manufacturing yields.

Operating Expenses

Research and Development

	June 30,
	2012	2011	$ Change	% Change
Six months ended	$4,969	$4,856	$113	2%

The increase in research and development expense of $113,000 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to increased salaries of $372,000 associated with the increased headcount of 14 individuals and increased outside services and consulting expenses of $328,000 to support development of our NexGen platform and new assays currently in the pipeline, offset by lower clinical trial costs of $618,000 in 2012 since there are no clinical trials ongoing this year. In 2011, we incurred one-time expenses relocating the R&D operations to Carlsbad from Pasadena along with the costs of obtaining the FDA certification of the Carlsbad facility.

Sales and Marketing

	June 30,
	2012	2011	$ Change	% Change
Six months ended	$2,779	$2,439	$340	14%

The increase in sales and marketing expense for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was driven by increased salaries and wages of $454,000 associated with increased headcount of three individuals, offset by a decrease in product samples expense of $91,000. The other sales and marketing expenses decreased by $63,000 year over year.

General and Administrative

	June 30,
	2012	2011	$ Change	% Change
Six months ended	$5,233	$3,933	$1,300	33%

General and administrative expense was $5,233,000 for the six months ended June 30, 2012 compared to $3,933,000 for the same period last year. The increase was attributable to higher audit services of $323,000 associated with the year-end audit and Sarbanes-Oxley compliance, increased use of outside consulting services of $57,000 associated with Sarbanes-Oxley compliance, an increase in salaries and wages expense of $292,000, increased facility expenses of $163,000 partially related to our facility expansion, public company expense of $101,000 related to our increased number of shareholders, an increase in software maintenance of $49,000 and travel of $30,000.

Other Income (Expense), Net

	June 30,
	2012	2011	$ Change	% Change
Six months ended	$(53)	$165	$(218)	(132)%

Other income (expense) represents non-operating revenue and expenses, earnings on cash and cash equivalents and interest expense related to long-term debt. The change in other income (expense) for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due primarily to a recovered collection on a note receivable of $165,000 that had been reserved in prior periods.

Provision for Income Taxes

	June 30,
	2012	2011	$ Change	% Change
Six months ended	$41	$23	$18	78%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings and revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At June 30, 2012, we had $60.8 million of working capital, including $64.2 million in cash and cash equivalents.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	June 30,
	2012	2011
Six months ended:
Cash used in operating activities	$(8,745)	$(7,993)
Cash provided by (used in) investing activities	2,732	(974)
Cash provided by financing activities	44,912	34,155

Net increase in cash and cash equivalents	$38,899	$25,188

Cash flows used in operating activities

Net cash used in operating activities increased $0.7 million to $8.7 million for the six months ended June 30, 2012 compared to $8.0 million for the six months ended June 30, 2012. The increased use of cash during the second quarter of 2012 was due primarily the net loss along with an increase in accounts receivable of $0.2 million.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities was $2.7 million for the six months ended June 30, 2012, compared to net cash used in investing activities of $1.0 million for the six months ended June 30, 2011. During the first quarter of 2012, a short-term investment of $5.0 million matured and was converted to cash, which was offset by increased uses of cash for payments for intellectual property of $0.4 million and plant, property and equipment of $0.9 million which was primarily for purchases of instruments to be placed at customer sites.

Cash flows provided by financing activities

Net cash provided by financing activities was $44.9 million for the six months ended June 30, 2012, compared to cash provided by financing activities of $34.2 million for the six months ended June 30, 2011. During the second quarter of 2012, we issued common stock netting $45.1 million after offering costs. During the second quarter of 2011, we issued common stock netting $31.7 million after offering costs. During the first quarter of 2011, we also drew down a $2.0 million term loan on our credit facility. In 2012, we have not drawn down any loans and have repaid a portion of the long-term debt outstanding.

In March 2010, we entered into a loan and security agreement with Square 1 Bank, pursuant to which we obtained a credit facility consisting of a revolving line of credit in the amount of up to $2.0 million and an equipment term loan in the amount of up to $2.0 million. Based upon certain financial covenants, interest on the revolving line of credit will be either (i) the greater of (a) the bank’s prime rate (3.25% as of June 30, 2012) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matures in July 2011 and the term loan matures in July 2013. In March 2011, the loan and security agreement was amended, whereby the line of credit availability was increased to $3.0 million and the maturity was extended to July 2012. The loan and security agreement was further amended in July 2012 to extend the period of availability of funds for the revolving line of credit and second equipment term loan to September 12, 2012, and to modify the repayment schedule of the second equipment loan to require any balances outstanding at September 12, 2012 to be repaid in 18 equal monthly installments beginning in October 2012. The term loan was modified to allow invoices up to 360 days to qualify to be submitted for credit extension. There were no other changes to these two loans.

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

As of June 30, 2012, we had no outstanding loans on the line of credit or the 2011 equipment loan and had a balance of $1.1 million used to finance 2010 equipment purchases and tenant improvements to our Carlsbad facility on the original 2010 equipment term loan. The loan bears an interest rate of 6.5%. Interest-only payments at the rate of 6.5% were due monthly from the date of each initial equipment advance until July 12, 2011. Initial equipment advances that were then outstanding are payable in 24 equal monthly installments of principal, plus all accrued and unpaid interest, beginning on August 12, 2011 and continuing on the same day of each month thereafter through July 12, 2013.

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

In June 2012, we completed a public offering of 11.5 million shares of common stock at a price of $4.20 per share, including 1.5 million shares of common stock purchased by the underwriters pursuant to an over-allotment option, which generated approximately $45.1 million in net proceeds after deducting underwriting discounts and commissions of $2.9 million and other offering expenses of $0.3 million, which we intend to use for research and development as it relates to acceleration of menu expansion and development of our NexGen System, as well as expansion of our U.S and global commercial organizations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and there have been no material changes during the six months ended June 30, 2012.

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

In January 2012, we entered into a lease amendment for the adjoining facility space totaling an additional 22,000 square feet. We intend to utilize the additional space for storage initially, and build out for additional office and warehouse space in 2013. The lease amendment required an additional security deposit of $22,000 to $77,000 upon signing the amendment, and increases in our standby letter of credit to $858,000 and security deposit to $104,000 to be made upon the earlier of thirty days after the landlord’s approval or deemed approval of the tenant improvement construction drawings or January 1, 2013. Also, the lease amendment requires additional rental payments of $16,000 per month until the earlier of July 1, 2013 or we commence operations in the adjoining space, at which time the rent increases approximately $35,000 per month, with annual increases of 3% to 4%. The lease amendment might require us to pay landlord a liquidated damage of $258,524 in the event of a default by us that result in the early termination of the lease prior to a certain date. The term of the lease is also extended to 91 months after the earlier of July 1, 2013 or we commence operations in the adjoining space and our proportional share of common area maintenance, property management and taxes are increased under the provisions of the amendment to the lease.

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

Effective July 26, 2012, we entered into a Development Collaboration and License Agreement (“Agreement”) with Advanced Liquid Logic, Inc. (“ALL”). Under the terms of the Agreement, GenMark has established with ALL a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with electrochemical detection. GenMark will pay ALL an upfront license fee of $250,000, purchase approximately $1,000,000 in ALL preferred stock, and pay up to $1,750,000 in potential additional license fees based on milestones. The additional payments are contingent upon reaching certain development, approval and commercial launch milestones with a product incorporating ALL’s proprietary electro-wetting technology. In addition, subject to meeting certain conditions, ALL will be the exclusive supplier of certain product components that incorporate ALL’s proprietary electro-wetting technology.

The foregoing description of the Non-Exclusive License Agreement with Caliper Life Sciences Inc., is qualified in its entirety by reference to the actual text of the respective agreement, a copy of which is filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

The foregoing description of the Development Collaboration and License Agreement with ALL is qualified in its entirety by reference to the actual text of the agreement, a copy of which GenMark expects to file with its Quarterly Report on Form 10-Q for the quarter ending September 30, 2012, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements except as follows:

We have unutilized credit facilities with Square 1 Bank that provides a revolving line of credit up to $3.0 million and an unutilized equipment term loan totaling $2.0 million at June 30, 2012.

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

Interest Rate Risk

We have exposure to interest rate risk related to our variable rate borrowings. In 2010, we entered into a credit facility consisting of a revolving line of credit in the amount of $2.0 million and an equipment term loan in the amount of up to $2.0 million. In 2011, we amended the credit facility to provide an additional $2.0 million of borrowings to finance equipment purchases and to increase the line of credit. As of June 30, 2012, we had no outstanding loans on the line of credit or the 2011 equipment loan increase and had drawn $2.0 million against the original 2010 equipment term loan. This loan bears an interest rate of 6.5%. As of June 30, 2012, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.

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

Our internal control over financial reporting are the controls, processes and procedures designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the identification of a material weakness in our internal control over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

•

Formalized and enhanced policies and procedures governing financial reporting processes and related internal control and quality assurance, including documentation, checklists, audit trails and other evidence to support the financial statement balances and related disclosures to facilitate our management review of the financial information.

We believe that the actions described above will strengthen our internal control over financial reporting and will address the material weakness.

While we have implemented remediation measures to address the material weakness in our internal controls over financial reporting, we have not yet validated, as of June 30, 2012, the effectiveness of our remediation efforts; therefore we have concluded that disclosure controls and procedures are not effective as of June 30, 2012. No material weakness will be considered remediated until the remediation measures we have implemented have operated for an appropriate period, have been tested, and we have concluded that they are operating effectively.

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

You should carefully consider the risks described below and all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described below occurs, our business, financial condition or results of operations could be negatively affected. In that case, the market price of our common stock could decline.

We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks related to our business

We have a history of net losses, and we may never achieve or maintain profitability.

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We commenced offering our XT-8 system and our Warfarin Sensitivity Test in July 2008. We commenced offering our Cystic Fibrosis Genotyping Test in July 2009 and our Thrombophilia Risk Test in April 2010. Our Respiratory Viral Panel Test is currently labeled for RUO and was submitted to the FDA for 510(k) clearance in December 2011. Our net losses were approximately $11.2 million and $12.2 million for the six months ended June 30, 2012 and 2011, respectively. Our net losses were approximately $24.0 million for the year ended December 31, 2011, $18.4 million for the year ended December 31, 2010 and $20.0 million in 2009. As of June 30, 2012, we had an accumulated deficit of $179.6 million. We will continue to incur significant expenses for the foreseeable future in connection with our sales and marketing, research and development and regulatory activities and maintaining our existing, obtaining additional intellectual property rights and investing in corporate infrastructure. We cannot provide you any assurance that we will ever achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and because the market for molecular diagnostic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 reported a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process, as described in our Annual Report on Form 10-K for the year ended December 31, 2011. We are devoting significant resources to addressing the material weakness in internal control over financial reporting and are committed to complete the overall remediation plan as expeditiously as possible. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

*Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

We have a few large customers that generate a significant amount of our revenue. Our three largest customers accounted for 65% and 33% of our revenue in the second quarter of 2012 and for fiscal year 2011, respectively. In the second quarter of 2012, one specialty diagnostic reference lab customer accounted for approximately 57% of our total revenues. Our significant customers are under contract; however, we may lose a significant customer if any existing contract with such customer expires without being extended, renewed, renegotiated or replaced or is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. The loss of any significant customer or a significant reduction in the amount of product ordered by any such customer would adversely affect our revenue, results of operations, and cash flows.

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

The markets for our technologies and products are very competitive, and we expect the intensity of competition to increase. We compete with many companies in the United States engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of competitors include:

•

companies developing and marketing multiplex molecular diagnostics systems, including Luminex Corporation; Nanosphere, Inc.; Qiagen NV; Abbott Molecular Diagnostics, a division of Abbott Laboratories; and Hologic, Inc.;

•

large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods including Quest Diagnostics Incorporated and Laboratory Corporation of America; and

•

companies that manufacture laboratory-based tests and analyzers including Cepheid; Siemens; Hologic, Inc.; Qiagen NV; Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd.; and Abbott Molecular Diagnostics.

Our diagnostic tests also face competition from laboratory-developed-tests, or LDTs, developed by national and regional reference laboratories and hospitals. Such laboratory-developed tests may not be subject to the same regulatory requirements, including those requiring clinical trials and FDA review and clearance or approval that may apply to our products.

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

We have primarily placed our XT-8 systems with customers at no initial charge through reagent rental agreements, under which customers commit to purchasing minimum quantities of test cartridges over a period of generally one to three years, with a component of the reagent cartridge price allocated to recover the instrument price. We also offer our XT-8 systems for sale. We expect sales of our diagnostic tests associated with our XT-8 system will account for the vast majority of our revenues for at least the next several years. We intend to dedicate a significant portion of our resources to the commercialization of our XT-8 system and our existing FDA-cleared diagnostic tests. Although we intend to develop a broad range of additional diagnostic tests for use with the XT-8 system, we cannot assure you when or if we will obtain FDA clearance for the tests we develop in the future, or whether the market will accept such new products. As a result, to the extent that our XT-8 system and our existing and future FDA-cleared diagnostic tests are not commercially successful or are withdrawn from the market for any reason, our revenues will be harmed and our business, operating results and financial condition will be harmed.

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

*Manufacturing risks and inefficiencies may adversely affect our ability to produce products; we have a sole source of supply for our XT-8 System.

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

We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facility. We outsource manufacturing of our XT-8 system and much of the disposable component molding and component assembly for our test cartridges. New XT-8 systems are manufactured by Leica Biosystems Melbourne Pty Ltd., our single source supplier that specializes in manufacturing of electronic and electromechanical devices for medical use. While we work closely with Leica Biosystems Melbourne Pty Ltd. to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. Should Leica Biosystems Melbourne Pty Ltd. become unable or unwilling to continue to meet our supply needs, we may experience delays in qualifying a new source or may not obtain as favorable pricing or other terms, any of which could harm our business, financial condition or results of operations.

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

Until such time, if ever, as we can generate significantly higher product revenues, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed or on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations and place encumbrances on our assets. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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

Third-party payors, such as government entities and healthcare programs, health maintenance organizations and private insurers, are continually seeking to reduce healthcare expenses. The federal government has also recently reduced the funding for certain government-sponsored healthcare programs which has caused these third party payors to seek further reduction in medical expenses. The U.S. federal government passed comprehensive healthcare reform in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, in 2010 and is considering revisions to this Act. The PPACA could further limit government and other third-party payor reimbursement, which, in turn, may lead to payor reduction in payments for healthcare services, including diagnostic tests provided by laboratories that purchase our products. These reductions may decrease demand for our products and the price we can charge.

Increasingly, as a result of reforms and other pressures to reign in escalating healthcare costs, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. In addition, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing market. Without adequate coverage and reimbursement, consumer demand for tests could decrease. Decreased demand could cause our customers to reduce purchases or to cancel programs or development activities and could cause sales of our products to fall. In addition, decreased demand could place pressure on us to lower prices on these products or services, resulting in lower margins. Reduced sales or margins would adversely affect our business, profitability and business prospects.

Providing XT-8 systems to our customers through reagent rental agreements may harm our liquidity.

The majority of our XT-8 systems are provided to customers via “reagent rental” agreements, under which customers are afforded the right to use the XT-8 system in return for a commitment to purchase minimum quantities of test cartridges over a period of time. Accordingly, we must incur the expense of manufacturing XT-8 systems well in advance of receiving sufficient revenues from test cartridges to recover our expenses. We also offer our XT-8 systems for sale. The amount of additional capital we may need to raise depends on the amount of our revenues from sales of test cartridges sold through these reagent rental agreements. We do not currently sell enough test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we continue not to sell a sufficient number of test cartridges to offset our fixed expenses, our liquidity will be adversely affected.

We use hazardous chemicals, biological materials and infectious agents in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research, product development and manufacturing processes involve the controlled use of hazardous materials, including chemicals, biological materials and infectious disease agents. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials and specified waste products, as well as the discharge of pollutants into the environment and human health and safety matters. Our operations are regulated and may require that environmental permits and approvals be issued by applicable government agencies. Compliance with environmental laws and regulations may be expensive and may impair our research, development and production efforts. If we fail to comply with these requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced.

Our corporate structure may create tax inefficiencies.

As a result of our reorganization in 2010 and prior to the reorganization steps that took place in June 2011 (as described below), Osmetech plc was a wholly-owned subsidiary of GenMark and a controlled foreign corporation for U.S. federal income tax purposes. This organizational structure may have created inefficiencies, as certain types of income and investments of Osmetech that otherwise would not be currently taxable under general tax rules may have become taxable. In addition, conveyance of intellectual property rights from one subsidiary to another could create taxable income. Distributions from GenMark to its operating subsidiaries or amongst the U.S. operating subsidiaries of GenMark could have been subject to additional U.S. and foreign income tax withholding and result in lower profits. During the quarter ended June 30, 2011, the Company underwent a corporate reorganization, or reorganization, intended to simplify its U.S. entity structure. As part of the reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc. with Clinical Micro Systems, Inc. surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. It is anticipated that the reorganization will not trigger any material U.S. federal or U.K. income tax expense. Additionally, it is anticipated that the post-reorganization structure will allow GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, Clinical Micro Systems, Inc. and Osmetech, Inc. As a result of these steps, all operations will be included in a U.S. federal consolidated tax return and many of the inefficiencies described above are eliminated on a go-forward basis, however, the reorganization may result in additional tax liabilities to the Company.

*Our ability to use our net operating loss carryforwards might be limited.

As of December 31, 2011, we had net operating loss carryforwards of approximately $99.5 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2031. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Internal Revenue Code, as amended, or the Code. As of December 31, 2011, we estimated that approximately $42.0 million of U.S. federal net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code. The Company has not determined if there are any additional limitations on the utilization of its net operating losses as a result of any equity transactions in 2012, including the stock offering closed on June 26, 2012. The utilization of our net operating loss carryforwards may be further limited as a result of 2012 equity activity (inclusive of the June 26, 2012 stock offering). Our ability to use the current net operating loss carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of net operating loss carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards. The Company currently has recorded a full valuation allowance against its deferred net assets.

We also had non-U.S. net operating loss carryforwards of approximately $30.4 million as of December 31, 2011. As a result of our offerings or other issuances of common stock in the future, the availability of such non-U.S. operating loss carryforwards may be limited, and our income may be subject to corporate tax earlier than it would if we were able to use non-U.S. net operating loss carryforwards, which would result in lower profits.

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

We have entered into loan and security agreements with Square 1 Bank. These loan agreements impose financial and other restrictive covenants on our operations, including covenants relating to our general profitability and our liquidity. We were in compliance with these covenants as of June 30, 2012. If we violate these or any other covenants, any outstanding amounts under these agreements could become due and payable prior to their stated maturity dates, the bank could proceed against any collateral in our operating accounts and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

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

Risks related to regulation

*The regulatory clearance or approval process is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our future products.

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

The 510(k) clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. There is no assurance that a 510(k) clearance or pre-market approval can be obtained within these timeframes, or at all. For example, in February 2012, we received a letter from the FDA requesting additional information and data in support of our 510(k) submission for the Respiratory Viral Panel Test, which we submitted in December 2011. We cannot guarantee that the FDA will view our responses to these requests as adequate, or will not request additional data to support clearance, or will clear our product on a timely basis, or at all. In addition, the FDA recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability. We have limited experience in filing FDA applications for 510(k) clearance and pre-market approval. In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. There can be no assurance that we will obtain or maintain any required clearance or approval on a timely basis, or at all. Any failure to obtain or any material delay in obtaining FDA clearance or any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

*If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if reimbursement levels are set too low for us to sell our products at a profit, our ability to sell our products and our results of operations will be harmed.

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

Third-party payors may deny reimbursement for covered products if they determine that a medical product was not used in accordance with cost-effective diagnosis methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for procedures and devices deemed to be experimental or investigational.

Obtaining coverage and reimbursement approval for a product from each government or third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our product to each government or third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. For example, Medicare and Medicaid generally do not reimburse providers who use our Warfarin Sensitivity Test. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs. Further, third-party payors may choose to reimburse our customers per test based on individual biomarker detection, rather than on the basis of the number of results given by the test. This may result in reference laboratories, public health institutions and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In that event, these entities may purchase separate tests for each disease, rather than products, such as ours, that can be used to return multiple test results.

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for our customers to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, the Centers for Medicare & Medicaid Services, or CMS, responsible for implementing the Medicare program, in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. We cannot guarantee that any of our tests are or will be covered by the CPT codes that we believe may be applied to them or that any of our tests or other products will be approved for coverage or reimbursement by Medicare, Medicaid or any third-party payor. In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory codes so that the particular laboratory test is more precisely identified. The AMA has established a number of new CPT codes for many molecular tests, including ours, intending to eliminate the “stacking” of existing codes and replacing them with test-specific codes. The AMA published approximately 100 new CPT codes that became effective as of January 2012, although CMS announced that it will not utilize these new codes for Medicare payment before January 2013. CMS also has not yet established payment amounts for these new codes, although currently, the agency has announced a process for making payment determinations. Other payors may develop their own payment schedules, separate from Medicare. At this time, the full effect of the coding and future payments associated with the codes is unclear.

In addition, some of our customers’ Medicare claims may be subject to policies issued by Palmetto GBA, the current Medicare Administrative Contractor for California, Nevada, Hawaii and certain U.S. territories. The Medicare contractor has recently issued a draft Local Coverage Decision that would affect coverage, coding and billing of many molecular diagnostic tests. If Palmetto finalizes the draft Local Coverage Determination, Palmetto would no longer cover any molecular diagnostic tests, including our tests, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratory providers may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each test (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. In addition, effective June 1, 2012, Palmetto implemented its new Molecular Diagnostic Services Program, under which, among other things, laboratories must use newly-assigned billing codes specific to the test. These new billing codes currently are unique to this contractor and enable Palmetto to measure utilization and apply coverage determinations. Denial of coverage by Palmetto, or reimbursement at inadequate levels, could have a material adverse impact on market acceptance of our tests.

Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. In addition, payment methodologies may be subject to changes in healthcare legislation. Under the statutory formula for Medicare clinical laboratory fee schedule amounts, for example, increases are made annually based on the Consumer Price Index for All Urban Consumers, or CPI-U, as of June 30 for the previous 12-month period. From 2004 through 2008, Congress eliminated the CPI-U update in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In addition, for years 2009 through 2013, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, mandated a 0.5% cut to the CPI-U. Accordingly, the update for 2009 was reduced to 4.5% and -1.9% for 2010. In March 2010, the President signed into law PPACA, which, among other things, imposed additional cuts to the Medicare reimbursement for clinical laboratories. The PPACA replaced the 0.5% cut enacted by MIPPA with a “productivity adjustment” that will reduce the CPI update in payments for clinical laboratory tests. For 2011 and 2012, the productivity adjustment was -1.2%. In addition, the PPACA includes a separate 1.75% reduction in the CPI update for clinical laboratories for the years 2011 through 2015. On February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand for and reimbursement available for our products, which in turn, could harm pricing and sales. If our customers are not adequately reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline.

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

Our manufacturing processes and facilities, and those of some of our contract manufacturers, are required to comply with the federal Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.

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

The use of our diagnostic products by our customers is also affected by the Clinical Laboratory Improvement Amendments, or CLIA, and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality assurance and quality control and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some laboratories from using some or all of our diagnostic products.

*Legislative or regulatory healthcare reforms may have a material adverse effect on our business and results of operations.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, in the future, the FDA may require more burdensome premarket approval of our system or diagnostic tests rather than the 510(k) clearance process we have used to date and anticipate primarily using in the future. In addition, FDA recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us, which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for our new products would harm our business, financial condition and results of operations.

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the PPACA. While the PPACA involves expanding coverage to more individuals, it includes new regulatory mandates and other measures designed to constrain medical costs. The PPACA also imposes, in addition to those provisions identified above in the Risk Factor entitled “ If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if reimbursement levels are set too low for us to sell our products at a profit, our ability to sell our products and our results of operations will be harmed,” a provision for a 2.3% excise tax on sales of medical devices by manufacturers that is expected to cost the medical device industry up to $20 billion over the next decade. Taxable devices include any medical device defined in Section 201(h) of the Federal Food, Drug and Cosmetic Act of 1938, as amended, and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we expect to begin paying the tax in 2013. Complying with PPACA could significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

A number of states and other parties have challenged the constitutionality of certain provisions of PPACA, in particular the mandate that all individuals must obtain insurance, and many of these court challenges are still pending final adjudication in several jurisdictions. A decision is expected from the U.S. Supreme Court in June 2012. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to certain provisions of PPACA or its entirety. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the medical device industry generally.

*We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

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

The federal False Claims Act, or the FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity can now be found guilty under the PPACA without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. If our marketing, sales or other arrangements, including our reagent rental arrangements, were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which could likely harm on our business, financial condition and results of operations.

Beginning in 2013, the PPACA also imposes new reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements. We expect compliance with the PPACA to impose significant administrative and financial burdens on us.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Risks related to our intellectual property

We rely on third-party license agreements for certain patents and other technology related to our products. The termination of these agreements could delay or prevent us from being able to commercialize our products and the failure to negotiate new licenses could prevent us from expanding our menu of diagnostic products.

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

In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Another party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Under the “first to invent” rules applicable to patents filed before March 2013, any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

*We may be infringing on the patent rights of third parties, which could prevent us from selling our current or future products.

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

As of June 30, 2012, we had 32,724,395 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2010 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is in connection with our financial statements for the fiscal year ending December 31, 2011. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. If we or our auditors were unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or The NASDAQ Global Market and we could lose investor confidence in the accuracy and completeness of our financial reports, which would materially harm our business and the price of our common stock and our ability to access the capital markets.

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

Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our Board of Directors;

•	provide that our stockholders may remove our directors only for cause;

•	establish a classified board of directors, such that not all members of the board of directors may be elected at one time;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2012	2,975	$4.00	—	—
May 1 - 31, 2012	1,720	$4.64	—	—
June 1 - 30, 2012	896	$4.37	—	—
April 1, 2012 through June 30, 2012	5,591	$4.33	—	—

(1)

Through our stock incentive plans, 5,591 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock for the quarter ended June 30, 2012.

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

GENMARK DIAGNOSTICS, INC.

Date: August 7, 2012	/s/ Richard B. Slansky
Richard B. Slansky
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.30†	Separation Agreement and General Release by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Paul Ross, dated April 19, 2012 (incorporated herein by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	XBRL Instance Document

101*	XBRL Taxonomy Extension Schema Document

101*	XBRL Taxonomy Calculation Linkbase Document

101*	XBRL Taxonomy Label Linkbase Document

101*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Management Compensation Plan