Form 10-Q
period 2012-09-30
GenMark Diagnostics, Inc.
filed 2012-11-08
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock on November 2, 2012 was 32,665,444.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of September 30, 2012 (Unaudited)	As of December 31, 2011
Current assets
Cash and cash equivalents	$53,371	$25,320
Short-term investments	—	5,000
Restricted cash	3,594	—
Accounts receivable, net of allowance of $53 and $98 at September 30, 2012 and December 31, 2011, respectively	1,152	1,098
Inventories	2,131	2,168
Other current assets	183	322
Total current assets	60,431	33,908
Property and equipment, net	5,215	2,836
Intangible assets, net	1,868	1,362
Other long-term assets	1,128	80

Total assets	$68,642	$38,186

Current liabilities
Accounts payable	$2,357	$1,201
Accrued compensation	2,136	1,521
Current portion of long-term debt	852	1,000
Other current liabilities	2,371	2,659
Total current liabilities	7,716	6,381
Long-term liabilities
Long-term debt	67	583
Other non-current liabilities	743	588

Total liabilities	8,526	7,552

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 32,667 and 20,478 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	246,422	199,531
Accumulated deficit	(185,873)	(168,463)
Accumulated other comprehensive loss	(436)	(436)

Total stockholders’ equity	60,116	30,634

Total liabilities and stockholders’ equity	$68,642	$38,186

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenue	$5,194	$1,206	$10,876	$2,765
License and other revenue	62	110	150	210

Total revenue	5,256	1,316	11,026	2,975
Cost of sales	3,027	1,785	6,878	4,580

Gross profit (loss)	2,229	(469)	4,148	(1,605)

Operating expenses
Research and development	4,467	1,903	9,437	6,759
Sales and marketing	1,485	1,328	4,264	3,767
General and administrative	2,510	2,405	7,743	6,338

Total operating expenses	8,462	5,636	21,444	16,864

Loss from operations	(6,233)	(6,105)	(17,296)	(18,469)
Other (expense)
Other expense, net	(2)	(180)	(15)	(50)
Interest (expense) income, net	(16)	(29)	(56)	6

Total other (expense), net	(18)	(209)	(71)	(44)

Loss before income taxes	(6,251)	(6,314)	(17,367)	(18,513)
(Provision) benefit for income taxes	(1)	1	(43)	(21)

Net loss	$(6,252)	$(6,313)	$(17,410)	$(18,534)

Net loss per share, basic and diluted	$(0.20)	$(0.31)	$(0.71)	$(1.20)

Weighted average number of shares outstanding	31,751	20,043	24,370	15,393
Condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011
Net loss	$(6,252)	$(6,313)	$(17,410)	$(18,534)
Foreign currency translation adjustment	—	56	—	(8)

Comprehensive loss	$(6,252)	$(6,257)	$(17,410)	$(18,542)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,410)	$(18,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	918	948
Share-based compensation	1,509	1639
Change in allowance for doubtful accounts	(45)	71
Non-cash inventory adjustments	563	428
Changes in operating assets and liabilities:
Accounts receivable	(9)	(117)
Inventories	(402)	(1,448)
Other current assets	92	1,741
Accounts payable	907	510
Accrued compensation	871	22
Other current	523	731

Net cash used in operating activities	(12,483)	(14,009)

Investing activities:
Restricted cash	(3,594)	—
Purchases of preferred securities	(1,000)	—
Payments for intellectual property licenses	(1,306)	(728)
Purchases of property and equipment	(2,919)	(1,172)
Maturities (purchases) of short-term investments	5,000	(5,000)

Net cash used in investing activities	(3,819)	(6,900)

Financing activities:
Proceeds from issuance of common stock	48,300	34,532
Costs incurred in conjunction with public offering	(3,226)	(2,790)
Proceeds from borrowings	835	2,000
Proceeds from stock option exercises	52	—
Principal repayment of long-term debt	(1,608)	(167)

Net cash provided by financing activities	44,353	33,575

Effect of foreign exchange rate changes	—	6

Net increase in cash and cash equivalents	28,051	12,672
Cash and cash equivalents at beginning of period	25,320	18,329

Cash and cash equivalents at end of period	$53,371	$31,001

Supplementary schedule of non-cash transactions:
Property and equipment purchased with capital lease	$109	$—
Transfer of systems from property and equipment into inventory	124	46
Property and equipment costs incurred but not paid included in accounts payable and other liabilities	249	163

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

As the reorganization is deemed to be a transaction under common control, GenMark accounted for the reorganization in a manner similar to a pooling-of-interest, meaning:

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

Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan (the “US Plan”), Long Term Incentive Awards and all warrants issued were exchanged for options and warrants exercisable for the common stock of the Company.

In these condensed consolidated financial statements, the Company means Osmetech when referring to periods prior to the corporate reorganization and IPO.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $185.9 million at September 30, 2012. Cash and cash equivalents at September 30, 2012 were $53.4 million.

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for audited financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation of the financial statements for the interim period have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012.

Segment Information

The Company operates in one business segment, which is the development and commercialization of molecular tests based on its proprietary eSensor detection technology. Substantially all of the Company’s operations and assets are in the United States of America.

Principles of Consolidation -The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s cash equivalents and short-term investments include money market funds and certificates of deposit. When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. If quoted market prices are not available, prices are determined using prices for recently traded financial instruments with similar underlying terms, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies such items as Level 2. Long-term investments are based on the initial acquisition price in the current quarter defined as unobservable inputs for which little or no market data exists. The Company classifies such items as Level 3.

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

Restricted Cash

Restricted cash represents amounts designated for uses other than current operations and includes $3,594,000 at September 30, 2012 held as security for the Company’s term loan, letter of credit, and line of credit with First PacTrust Bankcorp.

Long-Term Investments

In July 2012, the Company invested $1,000,000 in the preferred stock of a collaborative development and licensing partner and reported the amount in the accompanying condensed consolidated balance sheets as other long-term asset.

Concentration of Risk

The Company had sales to one specialty diagnostic reference lab customer representing approximately 66% and 58% of total revenues for the three and nine months ended September 30, 2012, respectively. Also, the Company’s XT-8 system is manufactured by a limited number of suppliers that specialize in contract design and manufacturing of electronic and electromechanical devices for medical use.

Product Shipment Costs

Product shipment costs are included in Cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss. Shipping and handling costs were approximately $132,000 and $134,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Corporate Reorganization

During the quarter ended June 30, 2011, the Company underwent a corporate reorganization (the “Reorganization”) intended to simplify its U.S. entity structure. As part of the Reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc. (“CMS”), with CMS surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes, and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. On September 19, 2012, the Company placed Osmetech Ltd into liquidation. It is anticipated that the Reorganization will not trigger any material U.S. federal or U.K. income tax expense. The post-Reorganization structure will allow GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiary, CMS.

2.	Share-Based Compensation

The Company recognizes share-based compensation expense related to share options and restricted stock issued to employees, consultants, and directors in exchange for services. The compensation expense is based on the fair value of the awards, which are determined by utilizing various assumptions regarding the underlying attributes of the options and shares. The estimated fair value of options granted and restricted stock, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a modified straight line basis over the period the vesting occurs. The share-based compensation expense is recorded in cost of sales, sales and marketing, research and development and general and administrative expenses based on the grantee’s respective function. The option expense is derived from the Black-Scholes Option Pricing Model that uses several judgment based variables to calculate the expense. The inputs include the expected life of the option or warrant, the expected volatility and other factors. The compensation expense related to the restricted stock is calculated as the difference between the fair market value of the stock on the date of grant, less the cost to acquire the shares, which is $0.0001 per share, and is recognized over the vesting period of the award.

On June 3, 2010, the Company exchanged all of the outstanding options under the “U.S. Plan” for options under the 2010 Equity Incentive Plan (the “2010 Plan”). The options were exchanged using an exchange ratio of 230 options to purchase shares of Osmetech plc to one share of the Company and was accounted for as a modification of the share-based payment arrangement. There was no additional compensation cost recorded related to the exchange as there was no change in the economic value of the options exchanged.

Employee participation in the Plan is at the discretion of the compensation committee or senior management of the Company. All options granted since June 3, 2010 are exercisable at a price equal to the closing price of the Company’s shares as quoted on the NASDAQ stock market on the date of grant. Options granted prior to June 3, 2010 under the U.S. Plan were exercisable at a price equal to the closing price of the Osmetech plc’s shares as quoted on the Alternative Investment Market of the London Stock Exchange on the date of the grant as adjusted for the exchange ratio to the Company’s shares as described above. Options generally vest between one and four years.

Options are generally exercisable for a period up to 10 years after grant and are forfeited if the employee leaves the Company before the options vest. Employees generally have 90 days after leaving the Company to exercise vested options. As of September 30, 2012, there were 131,404 shares available for future grant of awards under the Plan. Restricted stock grants reduce the amount of stock options available for grant under the 2010 Plan and are excluded from the table below.

The following table summarizes stock option activity during the nine months ended September 30, 2012. There were warrants to purchase 88,317 shares of the Company’s common stock that expired on June 30, 2012. There were no new warrants issued during the nine months ended September 30, 2012.

	Number of Share options	Weighted average exercise price
Outstanding at December 31, 2011	1,598,894	$5.38
Granted	313,866	$4.55
Exercised	(28,416)	$4.54
Cancelled	(382,830)	$5.38

Outstanding at September 30, 2012	1,501,514	$5.23
Exercisable at September 30, 2012	766,984	$5.67

As of September 30, 2012, there were 1,364,194 options that are vested or expected to vest and these options have a remaining weighted average contractual term of 8.20 years, and an aggregate intrinsic value of $5,378,692.

Valuation of Share-Based Awards —The Black-Scholes option pricing model was used for estimating the grant date fair value of stock options granted during the nine months ended September 30, 2012 with the following assumptions:

Expected volatility (%)	75.00
Expected life (years)	5.91
Risk free rate (%)	0.98
Expected dividend yield (%)	0.00

The Company’s non-vested restricted share award (“RSA”) activity for the nine months ended September 30, 2012 is as follows:

Restricted Stock Awards	Number of shares	Weighted average Grant Date Fair Value
Non-vested at December 31, 2011	403,062	$4.22
Granted	823,334	$4.25
Vested	(110,570)	$4.25
Cancelled or expired	(147,792)	$4.24

Non-vested at September 30, 2012	968,034	$4.23

As of September 30, 2012, there was $2.8 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 3.05 years. The total fair value of restricted shares vested during the nine months ended September 30, 2012 and 2011 was $0.5 million and $1.2 million, respectively.

RSAs may be granted at the discretion of the Board of Directors under the Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the nine months ended September 30, 2012, the Company awarded 823,334 shares of restricted stock, which had a fair value at the date of grant ranging from $4.14 to $5.60 per share. During the nine months ended September 30, 2011, the Company awarded 435,169 shares of restricted stock, which had a fair value at the date of grant ranging from $3.95 to $5.85 per share. Compensation under these restricted stock awards is charged to expense over the restriction period and amounted to $754,204 and $646,000 for the nine months ended September 30, 2012 and 2011, respectively.

There were no stock compensation costs capitalized into assets as of September 30, 2012.

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

The computations of diluted net loss per share did not include the effects of the following securities as the inclusion of these items would have been anti-dilutive (in thousands):

	September 30,
	2012	2011
Common stock options outstanding	1,502	1,554
Warrants	—	88
Restricted Stock—unvested, issued and held in escrow	968	427

Total	2,470	2,069

Common Stock Warrants — During 2009, the Company issued warrants to purchase 132,475 of Osmetech’s ordinary shares with an exercise price of £4.60 per share, and warrants to purchase 88,317 of Osmetech’s ordinary shares with an exercise price of £6.90 per share to a director for services to the Company in connection with the share offering completed in 2009. Pursuant to the terms of the warrant, the warrant to purchase 132,475 was cancelled upon the closing of the IPO in June 2010. At the same time, the warrant to purchase 88,317 of Osmetech’s ordinary shares was converted to warrants to purchase 88,317 shares of the Company’s common stock at an exercise price of $9.98. These warrants were fully vested and exercisable upon issue, and continued to be exercisable up to and including the earlier to occur of (i) 60 days after the director leaving the Company’s board of directors and (ii) June 30, 2012. The warrants expired unexercised at June 30, 2012.

4.	Inventory

Inventory on hand as of September 30, 2012 and December 31, 2011 was comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$443	$1,012
Work-in-process	883	706
Finished goods	805	450

	$2,131	$2,168

5.	Property and Equipment, net

Property and equipment was comprised of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment—at cost:
Machinery and laboratory equipment	$2,819	$2,539
Instruments	5,719	3,918
Office equipment	989	848
Leasehold improvements	1,311	583

Total property and equipment—at cost	10,838	7,888
Less accumulated depreciation	(5,623)	(5,052)

Property and equipment, net	$5,215	$2,836

Depreciation expense was $774,000 and $869,000 for the nine months ended September 30, 2012 and 2011, respectively.

6.	Intangible assets

Intangible assets as of September 30, 2012 and December 31, 2011, respectively, comprise the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$3,124	$(1,256)	$1,868	$2,474	$(1,112)	$1,362

During the three and nine months ended September 30, 2012, the Company acquired exclusive and non-exclusive licenses for various microfluidic technologies for a license fee of $250,000 and $400,000, respectively which will be amortized over a 10 year period of expected use.

Licenses have a weighted average remaining amortization period of 8.5 years as of September 30, 2012. Amortization expense for intangible assets amounted to $144,000 and $78,000 for the nine months ended September 30, 2012 and 2011, respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Years Ending September 30,
2013	$216
2014	216
2015	216
2016	213
2017	209
Thereafter	798

Total	$1,868

7.	Loan payable

In March 2010, the Company entered into a loan and security agreement with Square 1 Bank, pursuant to obtaining a credit facility consisting of a revolving line of credit in the amount of up to $2.0 million and an equipment term loan in the amount of up to $2.0 million. Based upon certain financial covenants, interest on the revolving line of credit was either (i) the greater of (a) the bank’s prime rate (3.25% as of September 30, 2012) plus 2.75%, or (b) 6%; or (ii) the greater of (a) the bank’s prime rate plus 3.75%, or (b) 7%. In addition, based upon certain financial covenants, interest on the equipment term loan will be either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. The revolving line matured in July 2011 and the term loan would have matured in July 2013 (but was repaid in September 2012 – see below). In March 2011, the loan and security agreement was amended, whereby the line of credit availability was increased to $3.0 million and the maturity was extended to July 2012. The term loan was modified to allow invoices up to 360 days to qualify to be submitted for credit extension. The loan and security agreement was further amended in July 2012 to extend the period of availability of funds for the revolving line of credit and second equipment term loan to September 12, 2012.

In March 2011, an additional loan was made available under the amended loan and security agreement for up to $1.0 million to finance equipment purchases. Based upon certain financial covenants, interest on this equipment term loan was either (i) the greater of (a) the bank’s prime rate plus 3.25%, or (b) 6.50%; or (ii) the greater of (a) the bank’s prime rate plus 4.25%, or (b) 7.50%. This term loan would have matured in March 2014.

Pursuant to the terms of the Square 1 loan and security agreement, the Company was required to maintain a ratio of liquidity to bank indebtedness equal to at least 1.50 to 1.00. In addition, the Square 1 loan and security agreement included several restrictive covenants, including requirements that the Company obtain the consent of Square 1 Bank prior to entering into any change of control event unless all debt was repaid to Square 1 Bank prior to the change of control event, incurring other indebtedness or liens with respect to the Company’s property, making distributions to stockholders, making certain investments or entering into certain transactions with affiliates and other restrictions on storing inventory and equipment with third parties. The agreement also limited the amount the Company could have borrowed under the term loan to license genetic biomarkers to $500,000. To secure the credit facility, the Company granted Square 1 Bank a first priority security interest in its assets and intellectual property rights. The Company is currently in compliance will all ratios and covenants.

As of September 19, 2012, the Company replaced the Square 1 loan and security agreement with the following three loans from First PacTrust Bankcorp, initially secured with cash and reported as restricted cash of $3,594,000.

1)	The Company increased the letter of credit to $758,000 with First PacTrust Bankcorp from the previous Square 1 Bank letter of credit of $500,000. The increase in the letter of credit was required pursuant to our second and third amendments to lease for the expansion space with the landlord.

2)	The Company created a variable rate term loan with First PacTrust Bankcorp in the amount of $836,000 with an initial interest rate of 3.75% and expiring July 2013. This term loan replaced the Square 1 equipment loan of the same amount with an interest rate of 6.75% and expiring July 2013.

3)	The Company established a revolving line of credit with First PacTrust Bankcorp in the amount of $2.0 million to be used for equipment purchases, with an initial interest rate of 3.75% and expiring September 2013. This line of credit replaced the Square 1 line of credit. There was no outstanding balance with this revolving line of credit as of September 30, 2012.

Pursuant to the terms of the First PacTrust Bankcorp business loan agreements, the Company is required to maintain restricted cash, honor certain representations and warranties (including, but not limited to, organization, financial information and taxes), affirmative covenants (including, but not limited to, financial records, insurance and environmental compliance and reports), negative covenants (including, but not limited to, indebtedness of liens, continuity of operations and loans, acquisitions and guaranties) and other provisions; however, the Company is not required to maintain liquidity ratios, restrictive covenants or other limitations, as specified under the Square 1 loan and security agreement.

8.	Lease payable

In January 2012, the Company entered into a capital lease agreement for office furniture totaling $136,000. Terms of the lease require an initial payment of $15,500 and fifty-nine payments of $2,040 per month.

Future minimum lease payments required over the next five years are as follows (in thousands):

Years Ending September 30,	Amount
2013	$25
2014	25
2015	24
2016	24
2017	6

Total future minimum payments	104
Less amounts representing interest	(20)

Net carrying value of lease payable	84
Less current portion	(17)

Non-current portion	$67

9.	Fair Value of Financial Instruments

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

The following table presents the Company’s hierarchy for assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23	$—	$—	$23
Long-term investment	$—	$—	$1,000	$1,000

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$19,225	$—	$—	$19,225
Certificates of deposit	—	5,000	—	5,000

The Company has not elected the fair value measurement option for any of its other financial assets or liabilities. The Company has estimated the fair value of its financial liabilities by using either (1) a discounted cash flow analysis using an appropriate market discount rate for similar types of instruments, or (2) a present value model and an interest rate that includes a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt. The Level 3 carrying value of the Company’s long-term investments is based on the initial acquisition price in the current quarter. The fair values of certain additional financial liabilities at September 30, 2012 and December 31, 2011 (fair value measurements categorized as Level 2 of the fair value hierarchy) are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt	$919	$901	$1,583	$1,501

The fair value of long-term debt at September 30, 2012 and December 31, 2011 was $901,000 and $1,501,000, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a net present value model. Long-term debt includes current portions of long-term debt and capital lease obligations of $852,000 and $1,000,000 as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, the Company has recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income tax was $43,000 and $22,000 for the nine months ended September 30, 2012 and 2011, respectively. Due to the Company’s losses it only records tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.

The total amount of unrecognized tax benefits was $382,000 as of September 30, 2012 which would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest related to uncertain tax positions was $143,000 as of September 30, 2012. The Company recognizes interest related to uncertain tax positions as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the U.S., the U.K. based on its legacy operations, and in various state jurisdictions. As of September 30, 2012 the Company’s tax years after 2007 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of September 30,2012, the Company is no longer subject to U.S. federal, state, local examinations for years before 2006.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report for the three and nine months ended September 30, 2012, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, new product launches, sales and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in or implied by any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” Item 1A of Part II of this Quarterly Report. We assume no responsibility to update these forward looking statements to reflect future events or circumstances.

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

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the FDA and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within 30 minutes of receipt of an amplified DNA sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports between one and three analyzers. Each analyzer holds up to eight independent test cartridges, resulting in the XT-8 system supporting up to 24 test cartridges, each of which can be run independently, resulting in a convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of September 30, 2012, we had an installed base of 255 analyzers, or placements, with our customers.

We have developed seven tests for use with our XT-8 system and expect to expand this test menu. Four of our diagnostic tests have received FDA clearance, including our Cystic Fibrosis Genotyping Test, which detects genetic changes associated with cystic fibrosis, our Warfarin Sensitivity Test, which determines an individual’s ability to metabolize the oral anticoagulant warfarin, our Thrombophilia Risk Test, which detects an individual’s increased risk of blood clots, and our Respiratory Viral Panel Test, which is intended to simultaneously detect and differentiate 14 clinically relevant viruses from patients with influenza-like illnesses. Our Respiratory Viral Panel test received a 510(k) clearance from the FDA in September 2012. Our eSensor technology has demonstrated 100% accuracy in clinical studies compared to DNA sequencing in our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test, our Thrombophilia Risk Test and now our Respiratory Viral Panel Test. We also have developed a Hepatitis C Virus genotyping assay, a 3A4/3A5 assay and a 2C19 genotyping assay, versions of which are available for Research Use Only (RUO). We also have a pipeline of several additional potential products in different stages of development or design.

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

Since inception, we have incurred net losses from continuing operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses attributable to continuing operations for the nine months ended September 30, 2012 and 2011 were approximately $17.4 million and $18.5 million, respectively. As of September 30, 2012, we had an accumulated deficit of $185.9 million. Our operations to date have been funded principally through sales of capital stock, borrowings and revenues. We expect to incur increasing expenses over the next several years, principally to develop our NexGen system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

Market opportunity

We believe the global market for molecular diagnostics to be approximately $4.5 billion and growing at a rate of approximately 15% per year over the course of the next several years based on research published by leading market research firms. Although we believe the global market for molecular diagnostics is approximately $4.5 billion, our existing technology is suited to address a subset of this market that approximates $0.9 billion in 2012. Our XT-8 instrument and related reagents are currently only sold in the U.S. market.

We anticipate that our NexGen system currently under development would, when completed, expand the market opportunity for our technology so that we could address up to half of the total global market for molecular diagnostics. We anticipate that the market for the molecular diagnostic tests on which our NexGen system will focus to increase by more than 20% per year over the next several years. Many factors are driving growth of this market, including the expansion of genetic testing for disease predisposition, advances in personalized medicine, such as the tailoring of therapies to those individuals most likely to respond, and increased demand for infectious disease diagnostics panels. The markets for pharmacogenetic testing, cancer diagnostics and infectious disease diagnostic panels are anticipated to grow at 30%, 17% and 14% per annum, respectively, over the next several years.

Growth in installed based and available market

The aggregate installed base of our eSensor system has grown from 37 at the end of 2009 to 82 at the end of 2010 to 167 at the end of 2011. As of September 30, 2012, we had an installed base of 255 eSensor systems. We currently expect our aggregate installed base of eSensor systems to grow to in excess of 267 systems by the end of 2012.

We believe that our NexGen system, when completed, will expand the number of domestic labs that we can target as customers from the approximately 1,000 U.S. labs that have the capability to run our existing XT-8 system today to the more than 5,000 U.S. labs that currently perform diagnostic testing. While our initial test menu focus with our NexGen system will be in the area of infections diseases, we anticipate that our NexGen system will allow us to develop tests that address a critical clinical need but are not currently available on our XT-8 system. Although our NexGen system will expand our addressable markets, we anticipate that our XT-8 system will continue to be used to perform existing tests for inherited diseases and pharmacogenetics, amongst others, until such time as we develop those tests for our NexGen system. As a result, we expect that customers will continue to use our existing XT-8 system after the introduction of our NexGen system for the foreseeable future.

Results of Operations — Three months ended September 30, 2012 compared to the three months ended September 30, 2011 (in thousands)

Revenue

	September 30,
	2012	2011	$ Change	% Change
Three months ended	$5,256	$1,316	$3,940	299%

Our product revenue consists primarily of revenue from the sale of reagents (consumables) with a small component due to our sale of instruments and other revenue. Our revenue for the quarter ended September 30, 2012 increased by $3,950,000, or 299% compared to the same quarter of 2011 due to higher reagent revenues of $5.1 million versus $1.1 million in the comparable period ended September 30, 2011. This increase in reagent revenue was primarily driven by a 57 % increase in the number of our installed base of analyzers to 255 at September 30, 2012 from 141 as of September 30, 2011, along with an increase in consumable utilization per analyzer. Pricing changes were not a material cause of our significant increase in revenue. Our average annuity per analyzer increased from about $39,000 per analyzer per year at September 30, 2011 to about $93,000 per analyzer per year at September 30, 2012. The increase was not attributable to any one assay; however, our IVD (In Vitro Diagnostics) assay revenue in pharmacogenetics and infectious disease increased significantly more than our other assay panels.

Cost of Sales and Gross Profit (Loss)

	September 30,
	2012	2011	$ Change	% Change
Cost of sales-three months ended	$3,027	$1,785	$1,242	70%
Gross profit (loss)-three months ended	$2,229	$(469)	$2,698	575%

The increase in cost of sales for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011, was directly related to the increase in reagent (consumable) sales and instrument placements. We incurred higher manufacturing salaries expense of $150,000 to support the increase in production volumes, and incurred higher depreciation and warranty expenses of $168,000, related to the increased reagent sales and number of instrument placements in 2012. The improvement in gross profit of $2,698,000 was primarily due to the increase in reagent (consumable) sales and instrument placements. Additionally, the increase in volume allowed for increased absorption of our fixed manufacturing costs. Further, we have continued to realize improved manufacturing efficiencies due to sales volume increases.

Operating Expenses

Research and Development

	September 30,
	2012	2011	$ Change	% Change
Three months ended	$4,467	$1,903	$2,564	135%

For the quarter ended September 30, 2012, research and development expenses increased 135% compared to the quarter ended September 30, 2011. The increase was primarily driven by $1,914,000 associated with development of our NexGen platform. The creation of two new departments, Software Development and Product Technical Support to improve our product reliability and enhance our product effectiveness, resulted in increases of $305,000 and $180,000 respectively. The increases in NexGen, Product Technical Support, and Software were partially offset by clinical trial cost savings of $188,000 as we concluded our clinical trials in 2011.

Sales and Marketing

	September 30,
	2012	2011	$ Change	% Change
Three months ended	$1,485	$1,328	$157	12%

The increase in sales and marketing expense for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was driven by increased salaries expense of $275,000 associated with our commitment to invest in our commercial organization and increased headcount to facilitate sales growth. Commission expenses increased $30,000 and trade show expenses increased $26,000. These increases were offset by a decrease of $22,000 in marketing communications and a $28,000 decrease in recruiting expense.

General and Administrative

	September 30,
	2012	2011	$ Change	% Change
Three months ended	$2,510	$2,405	$105	4%

General and administrative expense was $2,510,000 for the quarter ended September 30, 2012, an increase of $105,000, or 4%, compared to the quarter ended September 30, 2011. The increase was primarily due to facility expense of $148,000.

Other (Expense), Net

	September 30,
	2012	2011	$ Change	% Change
Three months ended	$(18)	$(209)	$(191)	(91)%

Other income (expense) represents non-operating revenue and expenses, earnings on cash and cash equivalents and interest expense related to long-term debt. The change in other income (expense) for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was $191,000, due primarily to a $165,000 recovery of a previously reserved note.

(Provision) Benefit for Income Taxes

	September 30,
	2012	2011	$ Change	% Change
Three months ended	$(1)	$1	$(2)	(200)%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Results of Operations — Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 (in thousands)

Revenue

	September 30,
	2012	2011	$ Change	% Change
Nine months ended	$11,026	$2,975	$8,051	271%

The increase in revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to higher reagent (consumables) revenues of $10.4 million in 2012 versus $2.6 million in the comparable period in 2011. This increase in reagent revenue was primarily driven by a 57 % increase in the number of our installed base of analyzers to 255 at September 30, 2012 from 141 as of September 30, 2011, along with an increase in consumable utilization per analyzer. Pricing changes were not material cause of our significant increase in revenue. Our average annuity per analyzer increased from about $39,000 per analyzer per year at September 30, 2011 to about $93,000 per analyzer per year at September 30, 2012. The increase was not attributable to any one assay; however, our IVD assay revenue in pharmacogenetics and infectious disease increased significantly more than our other assay panels . In addition to the increase in reagent (consumables) revenue, higher instrument sales during the nine months ended September 30, 2012 resulted in an additional $238,000 of revenue for the period over the same period in 2011.

Cost of Sales and Gross Profit (Loss)

	September 30,
	2012	2011	$ Change	% Change
Cost of sales-nine months ended	$6,878	$4,580	$2,298	50%
Gross profit (loss)-nine months ended	$4,148	$(1,605)	$5,753	358%

The increase in cost of sales for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was directly related to the increase in reagent (consumable) sales. Increased direct and indirect labor of $622,000 was required to support increased production and sales volumes. An increase in warranty expense of $246,000 and an increase of $110,000 in depreciation expense were related to the larger number of instrument placements in 2012. The improvement to gross profit of $5,753,000 was primarily due to two factors: volume and manufacturing efficiencies. First, the increase in volume allowed us to increase absorption of our fixed manufacturing costs. And second, we have continued to realize improved manufacturing efficiencies since relocating manufacturing operations from Pasadena, CA to Carlsbad, CA, which has resulted in substantially improved manufacturing yields.

Operating Expenses

Research and Development

	September 30,
	2012	2011	$ Change	% Change
Nine months ended	$9,437	$6,759	$2,678	40%

The increase in research and development expense of $2,678,000 for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to $2,828,000 associated with development of our NexGen platform. The creation of new departments to improve our product reliability and enhance our product effectiveness resulted in an increase of $614,000 in Software Development, $377,000 in Product Technical Support, and $167,000 in Customer Technical Support, in addition to increased Legal expense of $263,000 due to the hiring of an in-house counsel. These increases were offset by lower Assay Development expense of $1,244,000 in 2012 since there were no clinical trials ongoing this year.

Sales and Marketing

	September 30,
	2012	2011	$ Change	% Change
Nine months ended	$4,264	$3,767	$497	13%

The increase of $497,000 in sales and marketing expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 was driven by increased salaries of $570,000 associated with our commitment to invest in our commercial organization and increased headcount to facilitate growth, along with an increase in commissions of $90,000. The increases were offset by a decrease in facility allocation expense of $191,000.

General and Administrative

	September 30,
	2012	2011	$ Change	% Change
Nine months ended	$7,743	$6,338	$1,405	22%

General and administrative expense was $7,743,000 for the nine months ended September 30, 2012 compared to $6,338,000 for the same period last year. The increase of $1,405,000 was due primarily to increased administrative salaries of $662,000, increased expenses associated with audit fees of $183,000 and Sarbanes–Oxley 404 compliance measures of $194,000 and outside services of $184,000, which were partially offset by lower legal fees of $107,000.

Other (Expense), Net

	September 30,
	2012	2011	$ Change	% Change
Nine months ended	$(71)	$(44)	$(27)	(61)%

Other income (expense) represents non-operating revenue and expenses, earnings on cash and cash equivalents and interest expense related to long-term debt. The change in other income (expense) for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due primarily to interest expense.

(Provision) Benefit for Income Taxes

	September 30,
	2012	2011	$ Change	% Change
Nine months ended	$(43)	$(21)	$22	105%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings and revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At September 30, 2012, we had $52.7 million of working capital, including $53.4 million in cash and cash equivalents.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	September 30,
	2012	2011
Nine months ended:
Cash used in operating activities	$(12,483)	$(14,009)
Cash (used in) investing activities	(3,819)	(6,900)
Cash provided by financing activities	44,353	33,575
Effect of foreign exchange rate changes	—	6

Net increase in cash and cash equivalents	$28,051	$12,672

Cash flows used in operating activities

Net cash used in operating activities decreased $1.5 million to $12.5 million for the nine months ended September 30, 2012 compared to $14.0 million for the nine months ended September 30, 2011. The decrease in cash used in operating activities was primarily due to our lower net loss of $1.1 million for the nine months ending September 30, 2012 compared to the prior year period. This amount is adjusted by an increase in accounts payable of $0.4 million, accrued compensation of $0.9 million in operating assets and liabilities, a decrease in inventory of $1.0 million, a decrease in other current assets of $1.6 million due to Therapeutic tax credit received in the first quarter of 2011 and a decrease in share-based compensation of $0.1 million.

Cash flows used in investing activities

Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2012, compared to net cash used in investing activities of $6.9 million for the nine months ended September 30, 2011. During the first quarter of 2012, a short-term investment of $5.0 million matured and was converted to cash. This was offset by an increased use of cash for payments of intellectual property of $1.3 million and plant, property and equipment of $2.9 million, which was mainly for purchases of instruments to be placed at customer sites and partly for tenant improvements of our existing and expanding facility. We used 3.6 million in restricted cash and $1 million in purchasing preferred securities.

Cash flows provided by financing activities

Net cash provided by financing activities was $44.4 million for the nine months ended September 30, 2012, compared to cash provided by financing activities of $33.6 million for the nine months ended September 30, 2011. During the second quarter of 2012, we issued common stock netting $45.1 million after offering costs. During the second quarter of 2011, we issued common stock netting $31.7 million after offering costs. During the first quarter of 2011, we also drew down a $2.0 million term loan on our credit facility. In 2012, we have not drawn down any loans and have repaid a substantial portion of the debt outstanding, e.g., the entire remaining balance is recorded as current portion of long-term debt.

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

We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, expand our research and development, commercialization and manufacturing activities. Although we believe, based on our current business plan, that we have sufficient capital to reach a positive cash flow position, the amount of additional capital we may need to raise in the future depends on many factors, including:

•	the level of revenues and the rate of revenue growth;

•	the level of expenses required to expand our commercial (sales and marketing) activities;

•	the level of research and development investment required to maintain our XT-8 and improve our NexGen technology;

•	our need to acquire or license complementary technologies or acquire complementary businesses;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and there have been no material changes during the nine months ended September 30, 2012.

Contractual Obligations

Real property leases:

On February 8, 2010, we entered into a 91 month lease for a new 31,098 square foot facility at 5964 La Place Court in Carlsbad, California. The facility is part of a three-building office and research and development project located at 5962, 5964 and 5966 La Place Court, Carlsbad, California, and the project totals 158,733 rentable square feet. Our monthly rental payments (of $45,092) commenced on July 14, 2010 and increase 3% annually thereafter. We also pay our pro-rata share of the building and project maintenance, property tax, management and other costs subject to certain limitations. We paid a $55,000 security deposit and provided a $500,000 standby letter of credit as security for the future rent as well as for up to $2.0 million in landlord funded tenant improvements. The lease also provides for rights of first refusal for expansion within our building, subject to certain limitations. We exercised a right to expand our premises and accelerate the expansion premises commencement date. As part of our expansion, we are required to increase the amount of our standby letter of credit from $500,000 to $758,000 and increase our security deposit from $55,000 to $77,000.

In January 2012, we entered into a second lease amendment for the adjoining facility space totaling an additional 22,000 square feet. We intended to utilize the additional space for storage initially, and we are now building the expansion space to provide for additional manufacturing, office and warehouse space in 2013 and beyond.

In August 2012, we entered into a third lease amendment requiring an additional security deposit of $22,000 and an additional $258,000 in our standby letter of credit to be made upon the earlier of thirty days after the landlord’s approval or deemed approval of the tenant improvement construction drawings or January 1, 2013. As of September 30, 2012, both the additional security deposit and the standby letter of credit were provided to our landlord and recorded as other long term assets and restricted cash, respectively. Also, the lease amendment requires additional rental payments of $34,000 per month, commencing January 1, 2013 or the day immediately preceding the expanded premises commencement date, at which time the rent increases to approximately $82,000 per month, with annual increases of 3% to 4%. The term of the lease is also extended to June 30, 2021.

The foregoing description of the lease amendment is qualified in its entirety by reference to the actual text of the agreement, a copy of which was filed with our Annual Report on Form 10-K for the year ended December 31, 2011, with the Third Amendment to Lease attached hereto.

Intellectual property:

Effective July 26, 2012, we, through our subsidiary Clinical Micro Sensors, Inc., entered into a Development Collaboration and License Agreement with Advanced Liquid Logic, Inc. (“ALL”). Under the terms of the Agreement, we established with ALL a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with our electrochemical detection. We paid ALL an upfront license payment of $250,000, purchased approximately $1,000,000 in ALL preferred stock, and agreed to pay up to $1,750,000 in potential additional milestone payments. The milestone payments are contingent upon reaching certain development, approval and commercial launch events with a product incorporating ALL’s proprietary electro-wetting technology. In addition, subject to meeting certain conditions, ALL will be the exclusive supplier of certain product components that incorporate ALL’s proprietary electro-wetting technology. The foregoing description of the Development Collaboration and License Agreement with ALL is qualified in its entirety by reference to the actual text of the agreement, a copy of which we are filing with this Quarterly Report on Form 10-Q for the quarter ending September 30, 2012, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Effective March 27, 2012, we entered into a Non-Exclusive License Agreement with Caliper Life Sciences, Inc. (the “License Agreement”) which grants us a non-exclusive license under Caliper’s microfluidics patent portfolio. In consideration for the license, we agreed to pay certain up-front and sales-based milestone payments, as well as a royalty on the sale of certain products. In addition, we obtained an unconditional release from any and all claims based upon any alleged infringement of the licensed patents prior to the effective date of the License Agreement.The foregoing description of the Non-Exclusive License Agreement with Caliper Life Sciences Inc., is qualified in its entirety by reference to the actual text of the respective agreement, a copy of which is filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Manufacturing and supply:

Effective August 3, 2012, we, through our subsidiary Clinical Micro Sensors, Inc., entered into a three-year XT-8 Instrument Supply Agreement with Leica Biosystems Melbourne Pty Ltd (“Leica”). Under the terms of the agreement, we commit to order instruments and spare parts exclusively from Leica, provided that Leica complies with certain product specifications, including but not limited to, design, functional, technical, scientific and packaging, as well as certain delivery and purchase order requirements. We agreed to provide Leica updated 12-month rolling, non-binding forecasts prior to the 15th day of each month. We agreed to place purchase orders at least three (3) months in advance of the specified delivery date. Prices for instruments and spare parts were negotiated between the parties and are considered proprietary to us and Leica. We are able to terminate the agreement with six (6) months prior written notice.

Leica provides us with a manufacturing warranty, whereby Leica warrants, among other things, that the products will be free from material defects and will conform to specifications for a designated period of time after delivery. Our remedies under the terms of the agreement include repair by Leica of the defective product or replacement of any such product. In addition, Leica has agreed to indemnify us from all liabilities arising from, or related to, a third party claim arising from (i) the gross negligence or willful misconduct of Leica, (ii) the breach or violation by Leica of any applicable law or regulation, (iii) any modifications to the products or our specifications or manufacturing instructions made by Leica not authorized by us and (iv) the improper use of the products by Leica.

The foregoing description of the XT-8 Instrument Supply Agreement with Leica is qualified in its entirety by reference to the actual text of the agreement, a copy of which we are filing with this Quarterly Report on Form 10-Q for the quarter ending September 30, 2012, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements except as follows:

We terminated our unutilized credit facilities with Square 1 Bank that provided for a revolving line of credit up to $3.0 million and created unutilized credit facilities with First PacTrust Bankcorp (“PacTrust”) that provided for a revolving line of credit up to $2.0 million. We also exchanged an equipment term loan with Square 1 Bank with a remaining balance of $836,000 at 6.75% interest with a term loan with PacTrust for the same amount at 3.75% interest at September 19, 2012.

We terminated a $500,000 standby letter of credit with Square 1 Bank and provided a $758,000 standby letter of credit with PacTrust as security for future rent to our landlord in conjunction with the lease of our Carlsbad, California facility.

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

Interest Rate Risk

We have exposure to interest rate risk related to our variable rate borrowings. In September 2012, we entered into a credit facility consisting of a revolving line of credit in the amount of $2.0 million and an equipment term loan in the amount of up to $0.8 million, both of which carry an interest rate of 3.75%. As of September 30, 2012, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.

Foreign Currency Exchange Risks

All of our operating facilities are located within the United States. We are a U.S. entity and our functional currency is the U.S. dollar. Virtually all of our revenues are based in the United States. We currently have no material operations outside of the United States which diminishes the extent of any foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, described below, which we view as an integral part of our disclosure controls and procedures.

During the preparation of our 2011 financial statements, there were current period and prior period errors identified by our external auditors and our management, as well as other control deficiencies. These errors and deficiencies resulted in the need to record adjustments that were immaterial individually and in the aggregate; however, due to the quantity of deficiencies, our management determined that there was a reasonable possibility that a material misstatement to the annual or interim financial statements might not have been prevented or detected in a timely manner. Specifically, the level of monitoring of our financial closing and reporting process was insufficient to reduce the likelihood of detecting material adjustments to our books and records. As a result, our management identified a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process as of December 31, 2011.

Remediation of Material Weakness

Our management is currently addressing the material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. Our management has devoted significant time and resources to the remediation effort. Our management has taken the following steps to improve our internal control over financial reporting and to remediate the identified material weakness:

•	Evaluated the finance department management and the staff qualifications and made changes including the replacement of the chief financial officer, the controller and key accounting staff positions;

•	Implemented new control procedures over the utilization of external resources including, but not limited to, our service provider for stock compensation management and payroll processing;

•	Developed an implementation plan to deploy additional software systems to assist in automating and controlling certain financial processes that include payroll, procurement and fixed assets; and

•	Implemented structured and formalized internal control procedures that include the use of checklists, supervision and review procedures and clearly defined internal control responsibilities.

We believe that these actions, as of September 30, 2012, provide the foundation for the effective remediation of our material weakness and the framework for a robust internal control system for the future. Our management has devoted significant time and resources to the evaluation and redesign of our internal control procedures and is currently committed to the comprehensive testing of these internal control procedures.

We believe that the corrective actions described above continue to strengthen our internal control over financial reporting. We expect to complete our internal control testing and any related refinement to our internal controls during the fourth quarter of 2012 and early first quarter of 2013.

We will continue to monitor the effectiveness of our remediation efforts of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as it relates to the material weakness in internal control over financial reporting discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We commenced offering our XT-8 system and our Warfarin Sensitivity Test in July 2008. We commenced offering our Cystic Fibrosis Genotyping Test in July 2009, our Thrombophilia Risk Test in April 2010 and our Respiratory Viral Panel Test in September 2012. Our net losses were approximately $17.4 million and $18.5 million for the nine months ended September 30, 2012 and 2011, respectively. Our net losses were approximately $24.0 million for the year ended December 31, 2011, $18.4 million for the year ended December 31, 2010 and $20.0 million in 2009. As of September 30, 2012, we had an accumulated deficit of $185.9 million. We will continue to incur significant expenses for the foreseeable future in connection with our commercial organization (sales and marketing), research and development and regulatory activities and maintaining our existing intellectual property, obtaining additional intellectual property rights and investing in corporate infrastructure. Although we believe that we will become cash flow positive, we cannot provide you any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and because the market for molecular diagnostic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

*Our revenue, results of operations and cash flows may suffer upon the loss of a significant customer.

We have a few large customers that generate a significant amount of our revenue. Our three largest customers accounted for 75% and 28% of our revenue in the third quarter of 2012 and for nine months ending September 30, 2012, respectively. In the third quarter of 2012, one specialty diagnostic reference lab customer accounted for approximately 66% of our total revenues. Our significant customers are under contract; however, we may lose a significant customer if any existing contract with such customer expires without being extended, renewed, renegotiated or replaced or is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. The loss of any significant customer or a significant reduction in the amount of product ordered by any such customer would adversely affect our revenue, results of operations, and cash flows.

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

We currently market four FDA-cleared diagnostic tests. In addition, we have several diagnostic tests in the research, development or design stage. Some hospital-based and reference laboratories may not consider adopting our XT-8 system until we offer a broader menu of diagnostic tests. Although we are developing additional tests to respond to the needs of these laboratories, we cannot guarantee that we will be able to license the appropriate technology, successfully develop, or obtain required regulatory clearances or approvals for additional tests, or do so in a manner that is cost-effective or timely. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. In addition, in order to commercialize our products, we are required to undertake time consuming and costly development activities, including clinical studies for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval or, if approved, may not generate the demand we expect. If we are unable to successfully develop and commercialize additional diagnostic tests for use with our XT-8 system, our revenues and our ability to achieve profitability will be significantly impaired.

We may not be able to manage our anticipated growth, and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.

Demand for our Respiratory Viral Panel test can be seasonal based upon influenza outbreaks. Also, unanticipated changes in customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. These constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion or investments in anticipation of growth that does not materialize, or develops more slowly than we expect, could harm our financial results and result in overcapacity.

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

•

large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods including Quest Diagnostics Incorporated and Laboratory Corporation of America; and

•

companies that manufacture laboratory-based tests and analyzers including Cepheid; Siemens; Hologic, Inc.; Qiagen NV; BioFire Diagnostics; Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd.; and Abbott Molecular Diagnostics.

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

We have primarily placed our XT-8 systems with customers at no initial charge through reagent rental agreements, under which customers commit to purchasing minimum quantities of test cartridges and reagents (consumables) over a period of generally one to three years, with a component of the cartridge and reagent price allocated to recover the instrument price. We also offer our XT-8 systems for sale. We expect sales of our diagnostic tests associated with our XT-8 system will account for the vast majority of our revenues for at least the next several years. We intend to dedicate a significant portion of our resources to the commercialization of our XT-8 system and our existing FDA-cleared diagnostic tests. Although we intend to develop a broad range of additional diagnostic tests for use with the XT-8 system, we cannot assure you when or if we will obtain FDA clearance for the tests we develop in the future, or whether the market will accept such new products. As a result, to the extent that our XT-8 system and our existing and future FDA-cleared diagnostic tests are not commercially successful or are withdrawn from the market for any reason, our revenues will be harmed and our business, operating results and financial condition will be harmed.

We may not be successful in developing our NexGen system.

We are developing a sample-to-answer platform, the NexGen system. We are designing this system to integrate automated nucleic acid extraction and amplification with our eSensor technology to allow technicians to be able to place a patient sample into our test cartridge and obtain results with significantly reduced or no technician hands-on processing time. The development of the NexGen system is a complex process, and we may not be successful in completing the development of all the currently intended features and benefits of the system, which may limit its marketability. In addition, before commercializing the NexGen system we will be required to obtain regulatory approval for the system as well as each of the diagnostic tests to be used on the system, possibly including those tests that previously received approval for use with our XT-8 system. If we are unable to successfully develop and obtain regulatory approval for our NexGen system and related diagnostic tests, our business plan will be impaired. Additionally, prior to or upon release of our NexGen System, sales of our XT-8 system may decrease as customers migrate over to our newer technology.

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

The majority of our XT-8 systems are provided to customers via “reagent rental” agreements, under which customers are afforded the right to use the XT-8 system in return for a commitment to purchase minimum quantities of reagents and test cartridges over a period of time. Accordingly, we must incur the expense of manufacturing XT-8 systems well in advance of receiving sufficient revenues from test cartridges to recover our expenses. We also offer our XT-8 systems for sale. The amount of additional capital we may need to raise depends on the amount of our revenues from sales of reagents and test cartridges sold through these reagent rental agreements. We do not currently sell enough reagents and test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we continue not to sell a sufficient number of reagents and test cartridges to offset our fixed expenses, our liquidity will be adversely affected.

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

As a result of our reorganization in 2010 and prior to the reorganization steps that took place in June 2011 (as described below), Osmetech plc was a wholly-owned subsidiary of GenMark and a controlled foreign corporation for U.S. federal income tax purposes. This organizational structure may have created inefficiencies, as certain types of income and investments of Osmetech that otherwise would not be currently taxable under general tax rules may have become taxable. In addition, conveyance of intellectual property rights from one subsidiary to another could create taxable income. Distributions from GenMark to its operating subsidiaries or amongst the U.S. operating subsidiaries of GenMark could have been subject to additional U.S. and foreign income tax withholding and result in lower profits. During the quarter ended June 30, 2011, the Company underwent a corporate reorganization, or reorganization, intended to simplify its U.S. entity structure. As part of the reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc. with Clinical Micro Systems, Inc. surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. It is anticipated that the reorganization will not trigger any material U.S. federal or U.K. income tax expense. In September 2012, as one of the final steps in the reorganization, we filed to liquidate Osmetech plc. It is anticipated that the post-reorganization structure will allow GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, Clinical Micro Systems, Inc. and Osmetech, Inc. As a result of these steps, all operations will be included in a U.S. federal consolidated tax return and many of the inefficiencies described above are eliminated on a go-forward basis, however, the reorganization may result in additional tax liabilities to the Company.

*Our ability to use our net operating loss carryforwards might be limited.

As of December 31, 2011, we had net operating loss carryforwards of approximately $96.5 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2031. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Internal Revenue Code, as amended, or the Code. As of December 31, 2011, we estimated that approximately $39.0 million of U.S. federal net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code. The Company has not determined if there are any additional limitations on the utilization of its net operating losses as a result of any equity transactions in 2012, including the stock offering closed on June 26, 2012. The utilization of our net operating loss carryforwards may be further limited as a result of 2012 equity activity (inclusive of the June 26, 2012 stock offering). Our ability to use the current net operating loss carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of net operating loss carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards. The Company currently has recorded a full valuation allowance against its deferred net assets.

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

A number of states and other parties have challenged the constitutionality of certain provisions of PPACA, in particular the mandate that all individuals must obtain insurance, and many of these court challenges are still pending final adjudication in several jurisdictions. A ruling from the U.S. Supreme Court on June 28, 2012 found the law to be constitutional. At this time, it remains unclear whether there will be any changes made to certain provisions of PPACA or its entirety. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the medical device industry generally.

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

As of September 30, 2012, we had 32,666,597 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2010 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2012	33,610	$5.00	—	—
August 1 - 31, 2012	504	$6.09	—	—
September 1 - 30, 2012	30,287	$8.44	—	—
July 1, 2012 through September 30, 2012	64,401	$6.58	—	—

(1)	Through our stock incentive plans, 5,591 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock for the quarter ended September 30, 2012.

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

GENMARK DIAGNOSTICS, INC.

Date: November 8, 2012	/s/ Richard B. Slansky
Richard B. Slansky
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.31**	Development Collaboration and License Agreement, dated July 26, 2012, by and between Advanced Liquid Logic, Inc. and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc.

10.32**	XT-8 Instrument Supply Agreement, dated August 3, 2012, by and between Leica Biosystems Melbourne Pty Ltd and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc.

10.33**	Reagent Rental Agreement, dated September 27, 2012, by and between Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. and Customer.

10.34	Separation Agreement and General Release, dated August 21, 2012, by and between Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. and Matthew Cohen.

10.35	Third Amendment to Lease agreement dated August 28, 2012, by and between The Campus Carlsbad, LLC and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
**	Confidential Treatment Requested
†	Management Compensation Plan