Form 10-Q/A
period 2012-09-30
GenMark Diagnostics, Inc.
filed 2013-03-22
CIK 1487371

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

EXPLANATORY NOTE

GenMark Diagnostics, Inc. (“GenMark” or the “Company”) is filing this amendment to its quarterly report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2012 (the “Form 10-Q”), as an exhibit-only filing solely for the purpose of amending Exhibits 10.31, 10.32 and 10.33 filed with the Form 10-Q to reflect changes made to portions of such exhibits. No other information included in the Form 10-Q is amended by this Form 10-Q/A.

Except as described above, this amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements. Additional disclosure with respect to the material terms of Exhibit 10.31 attached hereto has been included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2013.

PART II-OTHER INFORMATION

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.31*	Development Collaboration and License Agreement, dated July 26, 2012, by and between Advanced Liquid Logic, Inc. and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc.

10.32*	XT-8 Instrument Supply Agreement, dated August 3, 2012, by and between Leica Biosystems Melbourne Pty Ltd and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc.

10.33*	Reagent Rental Agreement, dated September 27, 2012, by and between Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. and Natural Molecular Testing Corporation.

10.34†	Separation Agreement and General Release, dated August 21, 2012, by and between Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. and Matthew Cohen.

10.35†	Third Amendment to Lease, dated August 28, 2012, by and between The Campus Carlsbad, LLC and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS**#	XBRL Instance Document

101.SCH**#	XBRL Taxonomy Extension Schema Document

101.CAL**#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**#	XBRL Taxonomy Extension Presentation Linkbase Document

*	GenMark has requested confidential treatment with respect to certain portions of this exhibit.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Filed with the Securities and Exchange Commission as part of the original Form 10-Q on November 8, 2012.
#	Furnished to the Securities and Exchange Commission as part of the original Form 10-Q on November 8, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date: March 22, 2013	/s/ Richard B. Slansky
Richard B. Slansky
Chief Financial Officer (Principal Financial and Accounting Officer)