Form 10-K/A
period 2012-12-31
GenMark Diagnostics, Inc.
filed 2013-04-18
CIK 1487371

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

EXPLANATORY NOTE

GenMark Diagnostics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) as an exhibit only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.5 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.5. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

10.5	Second Amendment to License Agreement dated June 20, 2000 by and between California Institute of Technology and Clinical Micro Sensors, Inc.*†

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

*	File herewith.
†	Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2013.

GENMARK DIAGNOSTICS, INC.

By:	/S/ HANY MASSARANY
Name:	Hany Massarany
Title:	Chief Executive Officer, President and Director (principal executive officer)

April 18, 2013

By:	/S/ RICHARD B. SLANSKY
Name:	Richard B. Slansky
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

April 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HANY MASSARANY	President, Chief Executive Officer and Director (principal executive officer)	April 18, 2013
Hany Massarany

/S/ RICHARD B. SLANSKY	Chief Financial Officer (principal financial officer and principal accounting officer)	April 18, 2013
Richard B. Slansky

*	Chairman of the Board	April 18, 2013
Christopher Gleeson

*	Director	April 18, 2013
Daryl J. Faulkner

*	Director	April 18, 2013
James Fox

*	Director	April 18, 2013
Kevin C O’Boyle

*	Director	April 18, 2013
Stephen Worland

By signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this Amendment No. 1 to Annual Report on Form 10-K/A on behalf of the persons indicated.

*By	/s/ Hany Massarany
Hany Massarany
Attorney-in-Fact

Date: April 18, 2013