Form 10-Q
period 2013-03-31
GenMark Diagnostics, Inc.
filed 2013-05-08
CIK 1487371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of outstanding shares of the registrant’s common stock on May 1, 2013 was 32,770,392.

PART I—FINANCIAL INFORMATION

GenMark Diagnostics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	As of March 31, 2013	As of December 31, 2012
Current assets
Cash and cash equivalents	$32,017	$51,250
Investments	11,786	—
Restricted Cash	1,094	1,343
Accounts receivable—net of allowance of $38 and $30	4,363	3,190
Inventories	3,175	1,993
Other current assets	382	226

Total current assets	52,817	58,002
Property and equipment, net	7,347	7,074
Intangible assets, net	2,566	1,832
Other long-term assets	1,108	1,108

Total assets	$63,838	$68,016
Current liabilities
Accounts payable	$2,315	$2,445
Accrued compensation	1,791	3,076
Current portion of loan payable	353	638
Other current liabilities	3,515	3,015

Total current liabilities	7,974	9,174
Long-term liabilities
Loan payable, net of current portion	59	63
Other noncurrent liabilities	2,300	2,329

Total liabilities	10,333	11,566

Stockholders’ equity
Common stock, $0.0001 par value; 100,000 authorized; 32,750 and 32,753 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Additional paid-in capital	248,683	247,449
Accumulated deficit	(194,741)	(190,566)
Accumulated other comprehensive loss	(440)	(436)

Total stockholders’ equity	53,505	56,450

Total liabilities and stockholders’ equity	$63,838	$68,016

The accompanying notes are an integral part of these consolidated financial statements.

GenMark Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Product revenue	$10,968	$2,120
License and other revenue	133	39

Total revenue	11,101	2,159
Cost of sales	5,034	1,687

Gross profit	6,067	472
Operating expenses
Sales and marketing	2,359	1,418
General and administrative	2,558	2,587
Research and development	5,381	1,949

Total operating expenses	10,298	5,954

Loss from operations	(4,231)	(5,482)

Other income (expense)
Interest income (expense), net	68	(20)
Other expense	(5)	(24)

Total other income (expense)	63	(44)

Loss before income taxes	(4,168)	(5,526)
Provision for income taxes	(7)	(32)

Net loss	$(4,175)	$(5,558)

Net loss per share, basic and diluted	(0.13)	(0.28)

Weighted average number of shares outstanding	31,835	20,094
Other Comprehensive Loss
Net loss	$(4,175)	$(5,558)
Net unrealized loss on investments	(4)	—

Comprehensive loss	$(4,179)	$(5,558)

The accompanying notes are an integral part of these consolidated financial statements.

GenMark Diagnostics, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,175)	$(5,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	264
Share-based compensation	697	506
Bad debt provision	29	(28)
Non-cash inventory adjustments	403	(636)
Changes in operating assets and liabilities:
Accounts receivable	(1,202)	72
Inventories	(1,531)	757
Other current assets	(116)	165
Accounts payable	129	(112)
Accrued compensation	(856)	(188)
Other liabilities	20	(738)

Net cash used in operating activities	(6,104)	(5,496)

Cash flows from investing activities
Restricted cash	249	—
Purchase of available-for-sale securities	(13,848)	—
Payments for intellectual property licenses	(345)	(739)
Purchases of property and equipment	(1,003)	(17)
Proceeds from sales of marketable securities	2,000	—
Maturity of short-term investment	—	5,000

Net cash (used in) provided by investing activities	(12,947)	4,244

Cash flows from financing activities
Principal repayment of borrowings	(287)	(267)
Proceeds from stock exercises	105	—

Net cash used in financing activities	(182)	(267)

Net decrease in cash and cash equivalents	(19,233)	(1,519)
Cash and cash equivalents at beginning of period	51,250	25,320

Cash and cash equivalents at end of period	$32,017	$23,801

Non-cash investing and financing activities:
Property and equipment purchased with capital lease	$—	$109
Transfer of systems from property and equipment into inventory	$54	$47
Property and equipment costs incurred but not paid included in other current liabilities	$333	$728
Intellectual property acquisition included in accrued liabilities	$453	$—
Supplemental cash flow disclosures:
Cash received for interest	$75	$—
Cash paid for interest	$7	$—

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

Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for the common stock of the Company.

In these condensed consolidated financial statements, the Company means Osmetech when referring to periods prior to the IPO.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $194.7 million at March 31, 2013. Cash and cash equivalents at March 31, 2013 was $32 million. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.

Management expects operating losses to continue through the foreseeable future until the Company has expanded its product offering and consequently increased its product revenues to an extent necessary to cover the fixed cost base of the business. The Company’s management has prepared cash flow forecasts which indicate, based on the current cash resources available and the availability of credit facilities, that the Company has sufficient capital to fund its operations for at least the next 12 months.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the Securities and Exchange Commission, or the SEC. The Company’s operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future periods.

Segment Information

The Company currently operates in one business segment which encompasses the development, manufacturing, marketing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Although the Company offers multiple tests for its XT-8 system, and is developing new tests for its XT-8 system, the Company does not operate its business in operating segments. The Company determined, in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 280, Segment Reporting, that it operates as one operating segment. The Company’s Chief Operating Decision Maker (CODM) is its Chief

Executive Officer and he reviews revenue at the business group level and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company’s business shares a centralized support function, including finance, human resources, legal, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220 , an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company conformed its presentation in accordance with this guidance, which did not have a material impact on the presentation of the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment of this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2012, and is to be applied prospectively. The adoption of this standard did not have a material impact for the Company in the first quarter of 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks, money market instruments and certificates of deposit with original maturities of three months or less at the date of purchase.

Investments

Investments consist of debt securities in U.S. government-sponsored entities, corporate debt securities and commercial paper. Management classifies its investments as available-for-sale investments and recorded in the Condensed Consolidated Balance Sheets at fair value. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. These available-for-sale investments are primarily held in the custody of a major financial institution. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

Other-than-Temporary Impairments on Investments

When the fair value of a debt security is less than its amortized cost, it is deemed impaired, and the Company will assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on condition (i) or (ii) described earlier, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income or loss.

The Company recognizes an impairment charge on publicly traded equity securities when a decline in the fair value of a security below the respective cost basis is judged to be other than temporary. The Company considers various factors in determining whether a decline in the fair value of these investments is other than temporary, including the length of time and extent to which the fair value of the security has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Investments in privately held companies are included in other assets in the Condensed Consolidated Balance Sheets and are primarily accounted for using the cost method. The Company monitors these investments for impairments and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

Restricted Cash

Restricted cash represents amounts designated for uses other than current operations and includes $1,094,000 at March 31, 2013 held as security for the Company’s term loan and letter of credit with First PacTrust Bankcorp.

Receivables

Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon specific identification of accounts at risk plus a general reserve for unknown items based upon the Company’s historical experience.

Concentration of Risk

The Company had sales to one customer representing approximately 62% of total revenues for the three months ended March 31, 2013. Also, the Company’s XT-8 system is manufactured by a limited number of suppliers that specialize in contract design and manufacturing of electronic and electromechanical devices for medical use.

Product Shipment Costs

Product shipment costs are included in cost of sales in the accompanying Condensed Consolidated Statements of Comprehensive Loss. Shipping and handling costs were approximately $97,000 and $38,000 for the three months ended March 31, 2013 and 2012, respectively.

Product Warranties

The Company generally offers a one-year warranty for its systems sold to customers and typically up to a sixty day warranty for reagents and provides for the estimated cost of the product warranty at the time the system sale is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted cash flows. The Company did not recognize any impairment charges for either of the three months ended March 31, 2013 or 2012.

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

Property and Equipment, net

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

We believe that it is more likely than not that the benefit from our deferred tax assets will not be realized. In recognition of this risk, we have provided a full valuation allowance on the net deferred tax assets relating to our net operating loss carryforwards and other deferred tax assets. If our assumptions change and we determine that we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2013 will be accounted for as a reduction of income tax expense. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

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

Corporate Reorganization

During the quarter ended June 30, 2011, the Company underwent a corporate reorganization intended to simplify its U.S. entity structure. As part of the reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc., or CMS, with CMS surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes, and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. The reorganization did not trigger any material U.S. federal or U.K. income tax expense. Additionally, the post-reorganization structure allowed GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, CMS and Osmetech, Inc. In September 2012, the Company filed to liquidate Osmetech plc and expects the liquidation to be completed during the second quarter of 2013.

2. Share-Based Compensation

The Company recognizes share-based compensation expense related to share options, restricted stock awards, and restricted stock units granted to employees and directors in exchange for services. The compensation expense is based on the fair value of the share-based compensation utilizing various assumptions regarding the underlying attributes of the applicable equity award.

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

The compensation expense related to the grant of a restricted stock award or unit is calculated as the difference between the fair market value of the stock on the date of grant, less the cost to acquire the shares, as further adjusted to reflect a forfeiture rate.

Employee participation in the 2010 Equity Compensation Plan, or the 2010 Plan, is at the discretion of the Compensation Committee of the Board of Directors of the Company. All options granted under the 2010 Plan are exercisable at a price equal to the closing quoted market price of the Company’s shares on the NASDAQ Global Market on the date of grant and generally vest over a period of between one and four years.

Options are generally exercisable for a period up to 10 years after grant and are forfeited if employment is terminated before the options vest. As of March 31, 2013, there were 287,487 shares available for future grant of awards under the 2010 Plan. Grants of stock options, restricted stock awards and restricted stock units reduce the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the three month period ended March 31, 2013:

	Number of Share options	Weighted average exercise price
Outstanding at December 31, 2012	1,538,713	$5.42
Granted	399,600	$10.96
Exercised	(25,258)	$4.47
Cancelled	(25,041)	$5.17

Outstanding at March 31, 2013	1,888,014	$6.61

Exercisable at March 31, 2013	854,209	$5.61

During the three month period ended March 31, 2013, the Company granted an aggregate of 399,600 stock options, which had a weighted average exercise price of $10.96. The weighted average fair value of options granted during the three months ended March 31, 2013 was $7.13. Options that are exercisable as of March 31, 2013 have a remaining weighted average contractual term of 7.34 years, and an aggregate intrinsic value of $6,245,777. As of March 31, 2013, there were 1,888,014 options outstanding, which had a remaining weighted average contractual term of 8.28 years and an aggregate intrinsic value of $11,926,644.

Valuation of Share-Based Awards — In accordance with ASC Topic 718, Stock Compensation, the Company evaluates the option award assumptions used in the Black-Scholes Option Pricing Model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility, along with a comparison of comparable volatility in the Company’s industry. The expected term is calculated using the vesting period of the award using the simplified method. The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The assumptions used are summarized in the following table as of March 31, 2013:

Expected volatility (%)	74.00
Expected life (years)	6.08
Risk free rate (%)	1.08
Expected dividend yield (%)	—
Estimated forfeitures (%)	10.00

The Company’s restricted stock award and restricted stock units activity for the quarter ended March 31, 2013 is as follows:

	Restricted Stock Award		Restricted Stock Units
	Number of shares	Weighted average Grant Date Fair Value	Number of Shares	Weighted average Grant Date Fair Value
Non-vested at December 31, 2012	965,710	$4.68
Granted	9,775	$10.99	349,867	$10.89
Vested	(147,221)	$4.52	—	—
Cancelled or expired	(31,212)	$5.87	—	—

Non-vested at March 31, 2013	797,052	$4.75

As of March 31, 2013, there was $2,876,674 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.33 years. The total fair value of restricted stock awards that vested during the three month period ended March 31, 2013 and 2012 was $147,221 and $168,000, respectively. As of March 31, 2013, there was $2,654,585 of unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 1.83 years. No restricted stock units vested during the three month period ended March 31, 2013.

Restricted stock awards may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the three month period ended March 31, 2013, the Company awarded 9,775 shares of restricted stock, which had a fair value at the date of grant ranging from $10.31 to $11.19 per share. During the three month period ended March 31, 2013 and 2012, restricted stock compensation was charged to expense over the restriction period and amounted to $384,000 and $181,000, respectively.

There were no share-based compensation costs capitalized into assets as of March 31, 2013.

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

The computations of diluted net loss per share for the three months ended March 31, 2013 and 2012 did not include the effects of the following options and warrants to acquire stock and restricted stock awards which were outstanding as of the end of each period as the inclusion of these securities would have been anti-dilutive (in thousands).

	March 31,
	2013	2012
Share options	1,888	1,702
Warrants	—	88
Restricted Stock-unvested, issued and held in escrow	797	1,027

Total	2,685	2,817

4. Inventories

Inventory on hand as of March 31, 2013 and December 31, 2012 was comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$1,014	$516
Work-in-process	1,416	925
Finished goods	745	552

Total	$3,175	$1,993

5. Property and Equipment, net

Property and equipment was comprised of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment—at cost:
Plant and machinery	$3,223	$3,059
Instruments	6,105	5,795
Office equipment	1,140	1,047
Leasehold improvements	3,085	2,973

Total property and equipment—at cost	13,553	12,874
Less accumulated depreciation	(6,206)	(5,800)

Property and equipment, net	$7,347	$7,074

Depreciation expense was $416,000 and $224,000 for the three months ended March 31, 2013 and 2012, respectively.

6. Intangible assets, net

Intangible assets as of March 31, 2013 and December 31, 2012, respectively, comprise the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$3,942	$(1,376)	$2,566	$3,144	$(1,312)	$1,832

Licenses have a weighted average remaining amortization period of 6.47 years as of March 31, 2013. Amortization expense for intangible assets amounted to $64,000 and $40,000 for the three months ended March 31, 2013 and 2012, respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Years Ending March 31,	Amount
2014	$311
2015	311
2016	311
2017	306
2018	302
Thereafter	1,025

Total	$2,566

7. Loan payable

In March 2010, the Company entered into a loan and security agreement with Square 1 Bank, pursuant to which the Company obtained a credit facility consisting of a revolving line of credit in the amount of up to $2.0 million and an equipment term loan in the amount of up to $2.0 million. In March 2011, the Company amended the loan and security agreement to increase the line of credit to $3.0 million and subsequently extended the original maturity date to July 2013.

In September 2012, the Company terminated the Square 1 Bank loan and security agreement and entered into a new term loan with First PacTrust Bancorp, consisting of the following two loans which were secured with $1,094,000 of restricted cash at March 31, 2013.

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

2) The Company obtained a variable rate term loan from First PacTrust Bankcorp in the amount of $836,000 with an initial interest rate of 3.75% that expires in July 2013. This term loan replaced the Square 1 equipment loan of the same amount with an interest rate of 6.75%. At March 31, 2013, the outstanding balance on the term loan was $335,000.

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

8. Leases

The Company has operating lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged were $199,000 and $282,000 for the three months ended March 31, 2013 and 2012, respectively. Pursuant to the Company’s lease agreements, a portion of the monthly rental has been deferred. The balance deferred at March 31, 2013 was $1,799,000 and at December 31, 2012 was $1,359,000. During the three months ended March 31, 2013, the future minimum lease payments required over the next five years are as follows (in thousands):

Years Ending March 31	Amount
2014	$1,030
2015	1,060
2016	1,092
2017	1,118
2018	1,131
Thereafter	3,914

Total future minimum payments	9,345
Less amounts representing interest	(16)

Net carrying value of lease payable	9,329
Less current portion	(1,030)

Non-current portion	$8,299

9. Fair Value of Financial Instruments

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

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures, and the valuation approach applied to each class of financial instruments at March 31, 2013 and December 31, 2012, (in thousands):

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$8,169	$—	$—	$8,169
Corporate notes and bonds	—	7,182	—	7,182
U.S. government and agency securities	—	3,805	—	3,805
Commercial paper	—	799	—	799
Preferred securities	—	—	1,000	1,000

Total assets measured at fair value	$8,169	$11,786	$1,000	$20,955

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$20,005	$—	$—	$20,005
Certificates of deposit	—	25,006	—	25,006
Preferred securities	—	—	1,000	1,000

Total assets measured at fair value	$20,005	$25,006	$1,000	$46,011

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The fair value measurement of the investments of preferred securities in a privately held company was classified as level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices. Significant unobservable inputs, which include financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. There were no significant transfers between levels during the three month period ended March 31, 2013.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2013 (in thousands):

Preferred Securities
Beginning balance, January 1, 2013	$1,000
Total gains:
Included in earnings	—
Purchases, issuances, or settlements	—

Ending balance, March 31, 2013	1,000

10. Investments

The following tables summarize the Company’s available-for-sale investments (in thousands) based on the maturity date of the securities:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
Corporate notes and bonds	$1,562	$—	$—	$1,562
U.S. Government and agency securities	2,511	—	(1)	2,510
Commercial paper	799	—	—	799

	4,872	—	$(1)	4,871

Long-term securities:
Corporate notes and bonds	5,622	1	(4)	5,619
U.S. Government and agency securities	1,296	—	—	1,296

	6,918	1	(4)	6,915

Total	$11,790	$1	$(5)	$11,786

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2013:

(in thousands)	Amortized Cost	Fair Value
Less than 1 year	$4,872	$4,871
Due in 1 to 2 years	6,918	6,915

Total	$11,790	$11,786

11. Income taxes

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

As of March 31, 2013, the Company has recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income tax was $7,000 and $32,000 for the three months ended March 31, 2013 and 2012, respectively. Due to the Company’s losses it only records tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.

The total amount of unrecognized tax benefits was $382,000 as of March 31, 2013 which would impact the Company’s effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $211,000 as of March 31, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the U.S and in various state jurisdictions. In previous years, the Company was also subject to income taxes in the United Kingdom based upon its legacy operations. As of March 31, 2013, the Company’s tax years after 2008 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of March 31, 2013, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2013, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II of this report. We do not intend to update these forward looking statements to reflect future events or circumstances.

Overview

GenMark Diagnostics, Inc., or GenMark, was formed by Osmetech plc, or Osmetech, as a Delaware corporation in February 2010. GenMark had no operations prior to its initial public offering, which was completed in June 2010. Immediately prior to the closing of the initial public offering, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization under the applicable laws of the United Kingdom. As a result of the reorganization, all of the issued ordinary shares in Osmetech were cancelled in consideration of: (i) the issuance of common stock of GenMark to the former shareholders of Osmetech; and (ii) the issuance of new shares in Osmetech to GenMark. Following the reorganization, Osmetech became a wholly-owned subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term Incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for the common stock of the GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure.

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor® detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the Food & Drug Administration, or the FDA, and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within approximately 30 minutes of receipt of an extracted and amplified nucleic acid sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of March 31, 2013, we had an installed base of 339 analyzers, or placements, with our customers.

Since inception, we have incurred net losses from continuing operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses attributable to continuing operations for the three months ended March 31, 2013 and 2012 were approximately $4.2 million and $5.6 million, respectively. As of March 31, 2013, we had an accumulated deficit of $194.7 million. Our operations to date have been funded principally through cash from operations, borrowings, and sales of capital stock. We expect to incur increasing expenses over the next several years, principally to develop our NexGen system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

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

Results of Operations — Three months ended March 31, 2013 compared to the three months ended March 31, 2012

	March 31,
(in thousands)	2013	2012	$ Change	% Change
Total revenue	$11,101	$2,159	$8,942	414%

Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Consumable revenue for the quarter ended March 31, 2013 increased by $8,887,000, or 463% compared to the same quarter of 2012 due to higher reagent revenues of $10,806,000 versus $1,919,000 in the comparable period ended March 31, 2012. This increase in reagent revenue was primarily driven by a 79% increase in the number of our installed base of analyzers to 339 at March 31, 2013 from 189 as of March 31, 2012, along with an increase in consumable utilization per analyzer. Pricing changes were not a material cause of our significant increase in revenue. Our average annuity per analyzer increased from approximately $46,000 per analyzer per year at March 31, 2012 to about $146,000 per analyzer per year at March 31, 2013. The increase was not attributable to any one assay; however, our IVD (In Vitro Diagnostics) assay revenue in pharmacogenetics and infectious diseases increased significantly more than our other assay panels.

	March 31,
(in thousands)	2013	2012	$ Change	% Change
Cost of sales	$5,034	$1,687	$3,347	198%
Gross profit	$6,067	$472	$5,595	1,185%

The increase in cost of sales for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was primarily related to the increase in consumable revenues in the current period. Increases in our cost of sales during the current quarter were primarily attributable to increased standard product costs of $2,923,000, $327,000 in royalties and $95,000 in instrument depreciation. We also incurred higher headcount related costs of $492,000 to support manufacturing volumes, higher supplies and prototype expenses of $396,000 due to increased production and validation of new vendors, higher temporary labor expense of $157,000, higher facility and depreciation expenses $158,000 due to our expanded production infrastructure and new medical taxes of $129,000, all of which were offset by higher absorption due to production volume increase. The improvement to gross profit of $5,595,000 was primarily due to increased sales volumes and manufacturing efficiencies. We also continue to realize improved manufacturing efficiencies by driving process improvements related to larger batch sizes, which has resulted in substantially improved manufacturing yields.

(in thousands)	March 31,
	2013	2012	$ Change	% Change
Sales and marketing	$2,359	$1,418	$941	66%

The increase of $941,000 in sales and marketing expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily driven by an increase in salary expense of $319,000, related sales commissions of $155,000 and consulting expense of $165,000, attributable to our increase in volume and our commitment to increase and improve our domestic commercial organization. The increase reflected the addition of approximately 10 headcount (three in marketing and seven in the sales force).

	March 31,
(in thousands)	2013	2012	$ Change	% Change
General and administrative	$2,558	$2,587	$(29)	-1%

General and administrative expense was $2,558,000 for the three months ended March 31, 2013 compared to $2,587,000 for the same period last year. The overall decrease of $29,000 was due to lower general and administrative facility spending of approximately $289,000, which was offset by an increase of seven headcount representing $128,000, audit fees of $50,000, and consulting services to support our human resources activities of $79,000.

	March 31,
(in thousands)	2013	2012	$ Change	% Change
Research and development	$5,381	$1,949	$3,432	176%

The increase in research and development expense of $3,432,000 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to an increase in costs associated with the development of our NexGen system of $2,680,000, and assay development of $756,000. Although clinical trial costs tend to fluctuate depending on the timing of assay approvals through the FDA, the increase in assay development is mainly due to an increase in overall headcount of thirteen employees.

	March 31,
(in thousands)	2013	2012	$ Change	% Change
Total other (expense) income	$63	$(44)	$(107)	243%

Other expense represents non-operating revenue and expenses, earnings on cash and cash equivalents, restricted cash, marketable securities, interest expense related to debt, and capital leases. The change in other income (expense) for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was due primarily to an increase in interest income earned of $67,000 on marketable securities, lower interest expense paid from our term loan and capital lease of $21,000 and other income of $20,000.

	March 31,
(in thousands)	2013	2012	$ Change	% Change
Provision for income taxes	$7	$32	$(25)	78%

Due to net losses incurred, we have only recorded tax provisions or benefits related to interest on uncertain tax positions, minimum tax payments and refunds.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings and gross margin generated from revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At March 31, 2013, we had $44,842,000 of working capital, including $32,018,000 in cash and cash equivalents.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

Three months ended:	March 31,
(in thousands)	2013	2012
Cash used in operating activities	$(6,104)	$(5,496)
Cash (used in) provided by investing activities	(12,947)	4,244
Cash used in financing activities	(182)	(267)

Net decrease in cash and cash equivalents	$(19,233)	$(1,519)

Cash flows used in operating activities

Net cash used in operating activities increased $608,000 to $6,104,000 for the three months ended March 31, 2013 compared to $5,496,000 for the three months ended March 31, 2012. The increased use of cash during the first quarter of 2013 was due primarily to an increase in inventory of $1,248,000 and accounts receivable of $1,143,000, offset by a lower loss of $1,383,000 and combination of other operating activities.

Cash flows (used in) provided by investing activities

Net cash used in investing activities increased by $17,190,000 to $12,947,000 for the three months ended March 31, 2013, compared to net cash provided by investing activities of $4,244,000 in the three months ended March 31, 2012. During the first quarter of 2013, we invested $13,848,000 in investments, primarily consisting of corporate debt securities and U. S. government securities. In addition, we continued to purchase equipment of $986,000 and our proceeds from sales and maturities of marketable securities decreased by $3,000,000.

Cash flows used in financing activities

Net cash used in financing activities decreased by $85,000 to $182,000 for the three months ended March 31, 2013, compared to cash used in financing activities of $267,000 for the three months ended March 31, 2012. During the first quarter of 2013, we received proceeds from stock exercises of $105,000.

In March 2010, we entered into a loan and security agreement with Square 1 Bank, pursuant to which we obtained a credit facility consisting of a revolving line of credit in the amount of up to $2.0 million and an equipment term loan in the amount of up to $2.0 million. In March 2011, we amended the loan and security agreement to increase the line of credit to $3.0 million and subsequently extended the original maturity date to July 2013.

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

We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, and expand our research and development, commercialization and manufacturing activities. Although we believe, based on our current business plan, that we have sufficient capital to reach a positive cash flow position, the amount of additional capital we may need to raise in the future depends on many factors, including:

•	the level of revenues and the rate of our revenue growth;

•	the level of expenses required to expand our commercial (sales and marketing) activities;

•	the level of research and development investment required to maintain our XT-8 system and develop our NexGen system and related test menus;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and there have been no material changes to such policies or estimates during the three months ended March 31, 2013.

Contractual Obligations

We did not enter into any material contractual obligations during the three months ended March 31, 2013. We have no material contractual obligations that are not fully recorded on our consolidated balance sheets or fully disclosed in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except that we have provided a $758,000 standby letter of credit as security for future rent to our landlord in connection the lease of our Carlsbad, California facility, as discussed in greater detail above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in our market risks during the quarter ended March 31, 2013.

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

Interest Rate Risk

As of March 31, 2013, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

Foreign Currency Exchange Risks

All of our operating facilities are located within the United States. We are a U.S. entity and our functional currency is the U.S. dollar. Virtually all of our revenues are based in the United States. In 2010, we entered into a license agreement that requires payment in Euros. We currently have no material operations outside of the United States, which significantly diminishes the extent of any foreign currency exchange risk we face.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

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

We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

We may not be successful in developing our NexGen system and its related test menu.*

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

Although we have significant experience with our proprietary eSensor® electrochemical detection technology, we have not thus far developed a complete sample-to-answer diagnostic instrument system. Doing so will require the successful convergence of our eSensor® technology with a number of additional technologies with which we have limited knowledge and experience and for which we must rely on a number of collaboration partners. For example, in July 2012, we entered into a Development Collaboration and License Agreement with Advanced Liquid Logic, Inc., or ALL, which established a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with electrochemical detection. We also rely upon our collaboration partners to assist us with other technical aspects of our NexGen development program. While we have signed agreements with each of our collaboration partners, we cannot completely control the resources our collaboration partners dedicate to our NexGen development program. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully, in a timely or cost effective manner, or if we are otherwise unsuccessful in effectively managing the complexities of our NexGen development program, the development or commercialization of our NexGen system could be delayed or terminated, or could cost significantly more than our current estimates.

We believe we have made significant progress in the development of our NexGen system and continue to remain highly focused on developing a multiplex, sample-to-answer diagnostic solution of the highest quality for our customers. As part of our ongoing development efforts, we recently prepared an assessment of the program in coordination with our development partners. Based on this assessment, we currently believe that the completion of development of our NexGen system will occur in the second quarter of 2014. However, our current estimate is based on a number of assumptions which could prove to be inaccurate or we may experience unanticipated technical challenges or other delays. If we are unsuccessful in completing development of our NexGen system within our expected time frame, or at all, our business and future prospects may be adversely affected.

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

the uncertainty and changes in reimbursement policies and rates related to molecular diagnostics products; and

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

If third-party payors do not reimburse our customers for the use of our products or if reimbursement levels are set too low for us to sell our products at a profit, our ability to sell our products and our results of operations will be harmed.*

We sell our products to hospital-based and reference laboratories, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:

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

In January 2013, CMS implemented new molecular diagnostic CPT codes and retired the prior procedural codes used to bill for molecular testing. To date, all but one Medicare contractor has issued pricing for some or all of the new molecular pathology codes. Certain tests to identify specific genes or analytes which have been regularly used by the medical community for a number of years and, in certain cases, established as a standard of care in making therapy decisions, including certain of the products we currently sell, were previously available for reimbursement under the prior coding system. However, under the new coding system, some of these tests are now being denied reimbursement as investigational or experimental, or are currently subject to significantly reduced reimbursement rates. If the clinical validity and utility of these tests cannot be established to the satisfaction of insurance carriers and third party payors, or the level of reimbursement for these tests is significantly reduced across the United States or in certain key areas, some of our significant customers will be negatively affected, which, in turn, will adversely affect our revenues.

In addition, since January 2013, many Medicare contractors and private health insurers have not paid clinical laboratories for molecular diagnostic test claims using the new molecular test CPT codes. As a result, many clinical laboratories, including some of our customers, have received little or no reimbursement from Medicare for testing services since January 2013, and it remains unclear when these payments may be received, if at all. If Medicare does not process payments to our customers on a timely basis for past or future molecular testing services or our customers cannot support their businesses with cash flows from sources other than Medicare, our customers may significantly reduce the amount of additional product they purchase from us. The loss of any significant customer or a significant reduction in the amount of product ordered by any of our significant customers could adversely affect our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows would suffer upon the loss of a significant customer.*

We have one large customer, Natural Molecular Testing Corporation, or NMTC, which accounted for approximately 62% of our total revenue for the three months ended March 31, 2013. While we have signed contracts with our significant customers, we may lose a significant customer if any existing contract with such customer expires without being extended, renewed, renegotiated or replaced or is terminated by the customer prior to expiration, to the extent such early termination is permitted by the applicable contract, or if the customer is unable to perform its obligations due to bankruptcy or other financial distress. Certain of our significant customers, including NMTC, are experiencing delays in receipt of reimbursements from Medicare, which has not paid many clinical laboratories on a regular basis for molecular diagnostic test claims coded to the new molecular test CPT codes since January 2013. If our significant customers do not receive timely or adequate reimbursement from Medicare for past or future molecular testing services, they may significantly reduce the amount of additional product they purchase from us. The loss of any significant customer or a significant reduction in the amount of product ordered by any of these customers could adversely affect our revenue, results of operations and cash flows.

We have a history of net losses, and we may never achieve or maintain profitability.

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We initially offered our XT-8 system and our Warfarin Sensitivity Test in July 2008, our Cystic Fibrosis Genotyping Test in July 2009, our Thrombophilia Risk Test in April 2010, and our Respiratory Viral Panel Test in September 2012. Our net losses were approximately $22.1 million and $24.0 million for the years ended December 31, 2012 and 2011, respectively. As of March 31, 2013, we had an accumulated deficit of $194.7 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to our commercial organization (sales and marketing), research and development and regulatory activities, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights and investing in corporate infrastructure. Although we believe that we will become cash flow positive over the next few years, we cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

Although we have recently remediated a material weakness in our internal control over financial reporting, if we are unable to maintain the effectiveness of our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 reported a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process, as described in our Annual Report on Form 10-K for the year ended December 31, 2011. During 2012, we devoted significant time and resources to the remediation of the material weakness which included, but was not limited to:

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

Although further and ongoing efforts will continue in 2013 and beyond to enhance our internal control over financial reporting, we believe that our remediation efforts now provide the foundation for compliance with the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. As a result, our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 no longer reported this material weakness or any other material weakness over financial reporting, and the audit report of our independent registered public accounting firm no longer expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

The manufacturing operations for our test cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly to repair or replace and could require substantial lead time to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our XT-8 system and tests and would have a material adverse effect on our business, financial condition and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We have limited sales and marketing experience and are currently reliant on the commercial success of our XT-8 system and its related test menu to fund our current operations and development programs.

We currently market our XT-8 instrument system and four FDA-cleared diagnostic tests. In addition, we have several diagnostic tests in the research, development or design stage. We have primarily placed our XT-8 systems with customers at no initial charge through reagent rental agreements, under which customers generally commit to purchase minimum quantities of test cartridges and reagents (consumables) over a typical period of one to three years, with a component of the cartridge and reagent price allocated to recover the instrument price. We also offer our XT-8 systems for sale. We expect sales of consumables associated with our XT-8 system will account for the vast majority of our revenues for at least the next several years. We intend to continue to dedicate a significant portion of our resources to the commercialization of our XT-8 system and its related test menu, while also dedicating significant resources to the development of our NexGen system and its related test menu. As a result, to the extent that our XT-8 system and our existing and future diagnostic and research products are not commercially successful or are withdrawn from the market for any reason, our operating results, financial condition and critical development programs would be harmed and we may be required to seek additional funding to support our ongoing operations.

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

Our diagnostic tests also face competition from laboratory developed tests, or LDTs, developed by national and regional reference laboratories and hospitals. Such LDTs may not be subject to the same regulatory requirements, including those requiring clinical trials and FDA review and clearance or approval that may apply to our diagnostic products.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals and to affix the CE mark to market a medical device can be costly and time consuming. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, or is the subject of a premarket approved (PMA), unless the device is specifically exempt from those requirements. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain premarket approval; however, it may take longer, and 510(k) clearance or premarket approval may never be obtained. Similarly, we may not be able to obtain CE Certificates of Conformity necessary to affix the CE mark on our medical devices on a timely basis, if at all. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process.

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

We derive a significant portion of our revenues from the sale of RUO tests. Under the terms of recent FDA guidance, the sale of our RUO tests to certain clinical laboratory customers who may elect to validate them as LDTs may be limited if the FDA were to change its existing policy of exercising enforcement discretion with respect to LDTs. Accordingly, if the FDA imposes significant changes to the regulation or enforcement of LDTs, including the sale of our RUO tests that may be validated as LDTs, it may be more challenging for us to market some of our RUO products and we may be required to terminate those RUO product sales, conduct clinical studies and make submissions of our RUO products to the FDA for clearance or approval, which could reduce our revenues or increase our costs and adversely affect our operations or financial condition.

Legislative or regulatory healthcare reforms may have a material adverse effect on our business and results of operations.

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes new regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers that is expected to cost the medical device industry up to $20 billion over the next decade. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we began paying the tax in 2013. Complying with PPACA could significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

In August 2011, the President signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes may affect the medical device industry generally.

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

The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States or in many foreign jurisdictions. Both the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011 the United States enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that have transitioned the United States from a “first-to-invent” system to a “first inventor to file” system and altered some of the processes for challenging issued patents. These changes may materially affect the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents and patents of our collaborators and licensors. The patent situation in the medical device and diagnostic fields outside the United States is even more uncertain.

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

If we experience a material defect or error in our products, this could result in loss or delay of revenues, increased costs, delayed or reduced market acceptance, damaged reputation, diversion of development and management resources, legal and/or regulatory claims, recalls, increased insurance costs or increased service and warranty costs, any of which could materially harm our business, financial condition and results of operations.

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

The federal False Claims Act, or the FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. If our marketing, sales or other arrangements, including our reagent rental arrangements, were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition and results of operations.

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

We may be unsuccessful in our goal of expanding sales of our product offerings outside the United States.

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

Unregistered Sales of Equity Securities

In connection with our grant of restricted stock awards to employees, at the election of the recipient, the number of shares issued on the date that the restricted stock vests is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock awards under our 2010 Equity Incentive Plan, or the 2010 Plan, for the three months ended March 31, 2013 (shares in thousands):

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicity Announced Plan or Program
January 1, 2013—January 31, 2013	624	$10.26	—
February 1, 2013—February 28, 2013	169	11.09	—
March 1, 2013—March 31, 2013	—	—

Total	793	$10.44	—

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date: May 8, 2013	/s/ Richard B. Slansky
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

10.1	Form of Restricted Stock Units Grant Notice and Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 12, 2013).†

10.2	The GenMark Diagnostics, Inc. 2013 Bonus Plan (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 12, 2013).†

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Management compensation plan.