Form 10-Q
period 2013-06-30
GenMark Diagnostics, Inc.
filed 2013-08-07
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on August 1, 2013 was 32,735,252.

GENMARK DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of	As of
	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$18,836	$51,250
Investments	16,826	—
Restricted cash	843	1,343
Accounts receivable - net of allowance of $318 and $30	4,426	3,190
Inventories	3,425	1,993
Other current assets	772	226
Total current assets	45,128	58,002
Property and equipment, net	8,051	7,074
Intangible assets, net	2,590	1,832
Other long-term assets	1,104	1,108
Total assets	$56,873	$68,016
Current liabilities
Accounts payable	$2,063	$2,445
Accrued compensation	2,268	3,076
Current portion of loan payable	251	638
Other current liabilities	3,120	3,015
Total current liabilities	7,702	9,174
Long-term liabilities
Loan payable, net of current portion	54	63
Other noncurrent liabilities	2,281	2,329
Total liabilities	$10,037	$11,566
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 authorized; 32,722 and 32,753 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Additional paid-in capital	250,039	247,449
Accumulated deficit	(202,761)	(190,566)
Accumulated other comprehensive loss	(445)	(436)
Total stockholders’ equity	46,836	56,450
Total liabilities and stockholders’ equity	$56,873	$68,016

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Product revenue	$5,138	$3,562	$16,106	$5,682
License and other revenue	77	50	210	89
Total revenue	5,215	3,612	16,316	5,771
Cost of sales	3,201	2,165	8,235	3,853
Gross profit	2,014	1,447	8,081	1,918
Operating expenses
Sales and marketing	2,556	1,360	4,915	2,779
General and administrative	2,539	2,648	5,096	5,233
Research and development	5,006	3,020	10,388	4,969
Total operating expenses	10,101	7,028	20,399	12,981
Loss from operations	(8,087)	(5,581)	(12,318)	(11,063)
Other income (expense)
Interest income	136	6	211	43
Interest expense	(7)	(25)	(14)	(82)
Other income (expense)	(60)	10	(65)	(14)
Total other income (expense)	69	(9)	132	(53)
Loss before income taxes	(8,018)	(5,590)	(12,186)	(11,116)
Provision for income taxes	(1)	(10)	(8)	(41)
Net loss	$(8,019)	$(5,600)	$(12,194)	$(11,157)
Net loss per share, basic and diluted	$(0.25)	$(0.26)	$(0.38)	$(0.54)
Weighted average number of shares outstanding	31,891	21,163	31,920	20,623
Other comprehensive loss
Net loss	$(8,019)	$(5,600)	$(12,194)	$(11,157)
Net unrealized loss on available-for-sale investments	(5)	—	(9)	—
Comprehensive loss	$(8,024)	$(5,600)	$(12,203)	$(11,157)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(12,194)	$(11,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,036	576
Amortization of premiums on investments	63	—
Share-based compensation	1,657	1,033
Provision for bad debt	309	(18)
Non-cash inventory adjustments	546	(740)
Changes in operating assets and liabilities:
Accounts receivable	(1,545)	(170)
Inventories	(1,752)	1,139
Other current assets	(485)	108
Accounts payable	(310)	369
Accrued compensation	(155)	277
Other liabilities	(498)	(162)
Net cash used in operating activities	(13,328)	(8,745)
Investing activities
Restricted cash	500	—
Purchase of available-for-sale securities	(20,206)	—
Payments for intellectual property licenses	(345)	(739)
Purchases of property and equipment	(2,168)	(1,529)
Proceeds from sales of marketable securities	3,250	—
Maturity of short-term investment	—	5,000
Net cash (used in) provided by investing activities	(18,969)	2,732
Financing activities
Proceeds from issuance of common stock	—	48,300
Costs incurred in conjunction with public offering	—	(2,919)
Principal repayment of borrowings	(561)	(521)
Proceeds from borrowings	166	—
Proceeds from stock exercises	278	52
Net cash (used in) provided by financing activities	(117)	44,912
Net (decrease) increase in cash and cash equivalents	(32,414)	38,899
Cash and cash equivalents at beginning of period	51,250	25,320
Cash and cash equivalents at end of period	$18,836	$64,219
Non-cash investing and financing activities
Property and equipment purchased with capital lease	$—	$109
Transfer of systems from property and equipment into inventory	$226	$110
Property and equipment costs incurred but not paid included in accounts payable	$520	$307
Intellectual property acquisition included in other noncurrent liabilities	$556	$—
Offering costs incurred but not paid included in other liabilities	$—	$303
Supplemental cash flow disclosures
Cash paid for income taxes, net	$6	$4
Cash paid for interest	$14	$52

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
In these unaudited condensed consolidated financial statements, the Company means Osmetech when referring to periods prior to the IPO.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $202.8 million at June 30, 2013. Cash and cash equivalents at June 30, 2013 were $18.8 million. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the Securities and Exchange Commission, or the SEC. The Company’s operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
Segment Information
The Company currently operates in one business segment, which encompasses the development, manufacturing, marketing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Although the Company offers multiple tests for its XT-8 system and is developing new tests for this system, the Company does not operate its business in operating segments. The Company determined, in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 280, Segment Reporting, that it operates as one operating segment. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer and he reviews revenue at the business group level and manufacturing, operating income and expenses, and net income at the Company-wide level to allocate resources and assess the Company’s overall performance. The Company’s business shares a centralized support function, including finance, human resources, legal, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis.
 Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial condition or results of operations upon adoption.
In February 2013, the FASB issued guidance, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2012, and is to be applied prospectively. The Company's adoption of this guidance did not have a material impact on the Company in the first half of 2013.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks, money market instruments and certificates of deposit with original maturities of three months or less at the date of purchase.
Investments
Investments consist of debt securities in U.S. government-sponsored entities, corporate debt securities and commercial paper. Management classifies its investments as available-for-sale investments and records these investments in the Condensed Consolidated Balance Sheets at fair value. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. These available-for-sale investments are primarily held in the custody of a major financial institution. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.
Other-than-Temporary Impairments on Investments
When the fair value of a debt security is less than its amortized cost it is deemed impaired, and the Company will then assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on condition (i) or (ii), the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income or loss.
The Company recognizes an impairment charge on publicly traded equity securities when a decline in the fair value of a security below the respective cost basis is determined to be other than temporary. The Company considers various factors in determining whether a decline in the fair value of these investments is other than temporary, including the length of time and extent to which the fair value of the security has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Investments in privately held companies are included in other assets in the Condensed Consolidated Balance Sheets and are primarily accounted for using the cost method. The Company monitors these investments for impairments and makes appropriate reductions in the carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $843,000 at June 30, 2013 held as security for the Company’s term loan and letter of credit with First PacTrust Bankcorp.

Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon specific identification of accounts at risk plus an allowance for non specific items based upon the Company’s historical experience.
Use of Estimates
Preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to bad debts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. These estimates and assumptions are based on the best available information but actual results could be materially different.
Concentration of Risk
The Company had sales to one customer representing approximately 26% of total revenues for the quarter ended June 30, 2013 and the Company's accounts receivable balance related to this customer represented approximately 55% of the total receivable balance at June 30, 2013. Also, the Company’s XT-8 system is manufactured by a limited number of suppliers that specialize in contract design and manufacturing of electronic and electromechanical devices for medical use.

Product Shipment Costs
Product shipment costs are included in cost of sales in the accompanying Condensed Consolidated Statements of Comprehensive Loss. Shipping and handling costs were approximately $149,000 and $77,000 for the six month periods ended June 30, 2013 and 2012, respectively.
Product Warranties
The Company generally offers a one-year warranty for its systems sold to customers and typically up to a sixty day warranty for reagents. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.
Intangible Assets
Intangible assets are comprised of licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally five to 10 years. Amortization of licenses is recorded in cost of sales typically begins upon the Company obtaining access to the licensed technology.
Impairment of Long-Lived Assets
The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted cash flows. The Company did not recognize any impairment charges for either of the six months ended June 30, 2013 or 2012.
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

Property and Equipment, net
Property, equipment and leasehold improvements are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are identified below.

Machinery and laboratory equipment	3 - 5 years
Instruments	4 years
Office equipment	5 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset
Repair and maintenance costs are expensed as incurred.
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. The Company is currently subject to income taxes only in the United States but has been subject to income taxes in both the United States and the United Kingdom in previous years. Significant judgments and estimates are required in determining the Company's consolidated income tax expense.

Management believes that it is more likely than not that the benefit from the Company's deferred tax assets will not be realized. In recognition of this risk, the Company has provided a full valuation allowance on the net deferred tax assets relating to the Company's net operating loss carryforwards and other deferred tax assets. If these assumptions change and management determines that the Company will be able to realize its deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at June 30, 2013 will be accounted for as a reduction of income tax expense. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows or financial position.
The Company recognizes tax liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
Corporate Reorganization
During the quarter ended June 30, 2011, the Company underwent a corporate reorganization intended to simplify its U.S. entity structure. As part of the reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc., or CMS, with CMS surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes, and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. The reorganization did not trigger any material U.S. federal or U.K. income tax expense. Additionally, the post-reorganization structure allowed GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, Clinical Micro Sensors, Inc. and Osmetech, Inc. In September 2012, the Company filed to liquidate Osmetech plc and expects the liquidation to be completed by the end of 2013.

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
The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. The share-based compensation expense is recorded in cost of sales, sales and marketing, research and development and general and administrative expenses based on the employee’s respective function. The expense is derived from the Black-Scholes Option Pricing Model that uses several judgment-based variables to calculate the expense. The inputs include the expected term of the option, the expected volatility and other factors.

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

The compensation expense related to the grant of a restricted stock award or unit is calculated as the difference between the fair market value of the stock on the date of grant as further adjusted to reflect a forfeiture rate.
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
Options are generally exercisable for a period up to 10 years after grant and are forfeited if employment is terminated before the options vest. As of June 30, 2013, there were 329,471 shares available for future grant of awards under the 2010 Plan. Grants of stock options, restricted stock awards and restricted stock units reduce the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the six month period ended June 30, 2013:

	Number of Shares	Weighted average exercise price
Outstanding at December 31, 2012	1,538,713	$5.42
Granted	442,850	$11.33
Exercised	(60,554)	$4.73
Cancelled	(98,606)	$8.42
Outstanding at June 30, 2013	1,822,403	$6.71
Exercisable at June 30, 2013	914,284	$5.56

The weighted average fair value of options granted during the six months ended June 30, 2013 was $7.36. Options that were exercisable as of June 30, 2013 had a remaining weighted average contractual term of 7.15 years, and an aggregate intrinsic value of $4,380,046. As of June 30, 2013, there were 1,822,403 options outstanding, which had a remaining weighted average contractual term of 8.01 years and an aggregate intrinsic value of $7,038,575.

Valuation of Share-Based Awards — The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The assumptions used as of June 30, 2013 and June 30, 2012 are summarized in the following table:

	June 30,
	2013	2012
Expected volatility (%)	74%	70%
Expected life (years)	6.08	5.90
Risk free rate (%)	1.07%	1.08%
Expected dividend yield (%)	0%	0%

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock units activity for the quarter ended June 30, 2013 is as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	965,710	$4.68	—	$0.00
Granted	9,775	$10.99	445,378	$11.65
Vested	(228,205)	$4.53	(2,592)	$14.00
Canceled or expired	(103,990)	$6.19	(33,000)	$10.89
Non-vested at June 30, 2013	643,290	$4.59	409,786	$11.70

 As of June 30, 2013, there was $2,245,095 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.21 years. The total fair value of restricted stock awards that vested during the six month periods ended June 30, 2013 and 2012 was $1,033,204 and $329,000, respectively. As of June 30, 2013, there was $3,137,612 of unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 1.60 years.
Restricted stock may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the six month period ended June 30, 2013, the Company granted 9,775 shares of restricted stock awards, which had a fair value at the date of grant ranging from $10.31 to $11.19 per share. The Company also granted $445,378 shares of restricted stock units, which had a fair value at the date of grant ranging from $10.89 to $14.73 per share. During the six month periods ended June 30, 2013 and 2012, restricted stock compensation was charged to expense over the restriction period and amounted to $705,722 and $468,000, respectively.

3. Net Loss per Common Share
Basic net loss per share is computed by dividing loss available to stockholders of our common stock (the numerator) by the weighted average number of shares of our common stock outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated in a similar way to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued unless the effect would be anti-dilutive. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.
The computations of diluted net loss per share for the three and six month periods ended June 30, 2013 and 2012 did not include the effects of the following options to acquire stock and restricted stock awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share options	1,822	1,569	1,822	1,569
Restricted stock-unvested	1,053	1,068	1,053	1,068
	2,875	2,637	2,875	2,637

4. Inventories
Inventory on hand as of June 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$832	$516
Work-in-process	1,162	925
Finished goods	1,431	552
	$3,425	$1,993

 5. Property and Equipment, net
Property and equipment was comprised of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment—at cost:
Plant and machinery	$3,285	$3,059
Instruments	6,705	5,795
Office equipment	1,211	1,047
Leasehold improvements	3,493	2,973
Total property and equipment—at cost	14,694	12,874
Less accumulated depreciation	(6,643)	(5,800)
Property and equipment, net	$8,051	$7,074

Depreciation expense was $892,000 and $486,000 for the six month periods ended June 30, 2013 and 2012, respectively.

6. Intangible assets, net
Intangible assets as of June 30, 2013 and December 31, 2012, were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$4,046	(1,456)	$2,590	$3,144	(1,312)	$1,832

 Licenses have a weighted average remaining amortization period of 7.09 years as of June 30, 2013. Amortization expense for intangible assets for the three months ended June 30, 2013 and 2012 was $80,000 and $50,000, respectively, and for the six months ended June 30, 2013 and 2012 was $144,000 and $90,000 respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2013	$171
2014	331
2015	331
2016	328
2017	324
Thereafter	1,105
Total	$2,590

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
In September 2012, the Company terminated the Square 1 Bank loan and security agreement and entered into a new term loan with First PacTrust Bancorp, consisting of the following two loans which were secured with $843,000 of restricted cash at June 30, 2013.

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
2) The Company obtained a variable rate term loan from First PacTrust Bankcorp in the amount of $836,000 with an initial interest rate of 3.75% that expires in July 2013. This term loan replaced the Square 1 equipment loan of the same amount with an interest rate of 6.75%. At June 30, 2013, the outstanding balance on the term loan was $85,000.
Pursuant to the terms of the First PacTrust Bankcorp business loan agreement, the Company is required to maintain restricted cash, honor certain representations and warranties (including, but not limited to, organization, financial information and taxes), affirmative covenants (including, but not limited to, financial records, insurance and environmental compliance and reports), negative covenants (including, but not limited to, indebtedness and liens, continuity of operations and loans, acquisitions and guaranties) and other provisions; however, the Company is not required to maintain liquidity ratios, restrictive covenants or other limitations, to which it was subject under the Square 1 Bank loan and security agreement.

8. Leases
The Company has operating lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged were $465,000 and $612,000 for the six months ended June 30, 2013 and 2012, respectively. Pursuant to the Company’s lease agreements, a portion of the monthly rental has been deferred. The balance deferred at June 30, 2013 was $1,779,000 and at December 31, 2012 was $1,359,000. During the six months ended June 30, 2013, the future minimum lease payments required over the next five years are as follows (in thousands):

Years Ending December 31,	Amount
2013	$518
2014	1,052
2015	1,084
2016	1,116
2017	1,123
Thereafter	4,200
Total minimum lease payments	$9,093

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
The authoritative guidance for fair value measurement defines fair value for accounting purposes, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and that fair value measurement be classified and disclosed in one of the following three categories:

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
The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2013 (in thousands):

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$3,121	$—	$—	$3,121
Corporate notes and bonds	—	8,660	—	8,660
U.S. government and agency securities	—	7,366	—	7,366
Commercial paper	—	800	—	800
Total assets measured at fair value	$3,121	$16,826	$—	$19,947
Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The fair value measurement of the investments of preferred securities in a privately held company was classified as level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices. Significant unobservable inputs, which include financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure, as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. There were no significant transfers between levels during the six month period ended June 30, 2013.

 10. Investments
The following tables summarize the Company’s available-for-sale investments (in thousands) at June 30, 2013:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$8,666	$—	$(5)	$8,661
U.S. government and agency securities	7,370	—	(4)	7,366
Commercial paper	799	—	—	799
Total	$16,835	$—	$(9)	$16,826

The following table summarizes the maturities of the Company’s available-for-sale securities (in thousands) at June 30, 2013:

	Amortized Cost	Fair Value
Less than 1 year	$9,117	$9,114
Due in 1 to 2 years	7,718	7,712
Total	$16,835	$16,826

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
As of June 30, 2013, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income tax was $8,000 and $41,000 for the six month periods ended June 30, 2013 and 2012, respectively. Due to the Company’s losses, it only records tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.
The total amount of unrecognized tax benefits was $382,000 as of December 31, 2012 and June 30, 2013 which would impact the Company’s effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $214,000 as of June 30, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company is subject to taxation in the United States and in various state jurisdictions. In previous years, the Company was also subject to income taxes in the United Kingdom based upon its legacy operations. As of June 30, 2013, the Company’s tax years after 2008 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of June 30, 2013, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2007.
12. Subsequent events
The Company commenced the initial offering period under the GenMark 2013 Employee Stock Purchase Plan, or the Purchase Plan, on July 1, 2013. A total of 650,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. Eligible employees are generally offered the ability to purchase shares under the Purchase Plan during six month offering periods at a discount of up to 15% of the lesser of the fair market value at the beginning or the end of the applicable offering period. The Purchase Plan will continue in effect until terminated by the Compensation Committee of the Company's Board of Directors. The Company has not issued any shares under the Purchase Plan as of June 30, 2013.
On July 23, 2013, Illumina, Inc. (NASDAQ:ILMN) announced that it acquired Advanced Liquid Logic, Inc., or ALL. As part of this transaction, the Company liquidated its preferred stock investment in ALL but retained its license related to ALL's proprietary “digital microfluidics” technology. The Company received a cash payment of $2,383,000, which represented a $1,000,000 return of investment and a $1,383,000 realized gain that will be recorded in the third quarter of 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012, included in our Annual Report on
Form 10-K for the year ended December 31, 2012.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding our results of operations, sales and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II of this report. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

Overview
GenMark Diagnostics, Inc., or GenMark, was formed by Osmetech plc, or Osmetech, as a Delaware corporation in February 2010. GenMark had no operations prior to its initial public offering, which was completed in June 2010. Immediately prior to the closing of the initial public offering, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization under the applicable laws of the United Kingdom. As a result of the reorganization, all of the issued ordinary shares in Osmetech were cancelled in consideration of: (i) the issuance of common stock of GenMark to the former shareholders of Osmetech; and (ii) the issuance of new shares in Osmetech to GenMark. Following the reorganization, Osmetech became a wholly-owned subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for the common stock of GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure. The liquidation of Osmetech is expected to be completed by the end of 2013.

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor® detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the Food & Drug Administration, or the FDA, and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within approximately 30 minutes of receipt of an extracted and amplified nucleic acid sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of June 30, 2013, we had an installed base of 384 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from continuing operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses attributable to continuing operations for the six month periods ended June 30, 2013 and 2012 were approximately $12.2 million and $11.2 million, respectively. As of June 30, 2013, we had an accumulated deficit of $202.8 million. Our operations to date have been funded principally through cash from operations, borrowings, and sales of capital stock. We expect to incur increasing expenses over the next several years, principally to develop our NexGen system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.
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
We are also developing our NexGen system, which is being designed to integrate automated nucleic acid extraction and amplification with our eSensor® detection technology to enable technicians using the NexGen system to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor® detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We are designing our NexGen system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories.

Results of Operations — Three months ended June 30, 2013 compared to the three months ended June 30, 2012 (in thousands):

	2013	2012	$ Change	% Change
Revenue	$5,215	$3,612	$1,603	44%

Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Revenue for the quarter ended June 30, 2013 increased by $1,603,000, or 44% compared to the same quarter of 2012, due to higher reagent revenues of $4,631,000 versus $3,471,000 in the comparable period ended June 30, 2012. This increase in reagent revenue was primarily driven by a 75% increase in the number of our installed base of analyzers to 384 at June 30, 2013 from 220 as of June 30, 2012, despite a decrease in consumable utilization per analyzer largely attributable to decreased purchases from our large customer during the current period. Revenue from our largest customer represented approximately $1,373,000, or 26% of revenue, during the quarter ended June 30, 2013, a decrease of $5,416,000 from the first quarter of 2013. Our base business, which excludes revenues from our largest pharmacogenetics customer, grew 145% to approximately $3,842,000 in the second quarter of 2013 compared to $1,568,000 in the same three month period of 2012. The increase in reagent revenue was not attributable to any one assay; however, our IVD (In Vitro Diagnostics) assay revenue in pharmacogenetics and infectious diseases increased significantly more than our other assay panels. Pricing changes were not a material cause of our significant increase in revenue. In addition to the increase in reagent revenue, higher instrument sales during the quarter ended June 30, 2013 resulted in an additional $409,000 of revenue over the same period in 2012.

	2013	2012	$ Change	% Change
Cost of Sales	$3,201	$2,165	$1,036	48%
Gross Profit	$2,014	$1,447	$567	39%

The increase in cost of sales for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 was primarily related to the increase in consumable revenues in the current period. Increases in our cost of sales during the current quarter were primarily attributable to increased: standard product costs of $404,000; inventory reserve of $194,000; royalties and license amortization expense of $101,000; medical taxes of $56,000; and instrument depreciation of $100,000. We also incurred higher headcount related costs of $242,000 to support manufacturing volumes, higher supplies and prototype expenses of $117,000 due to increased production and validation of new vendors, higher temporary labor expense of $116,000, and higher facility and depreciation expenses of $140,000 due to our expanded production infrastructure, all of which were offset by higher absorption due to an increase in production volume. The improvement to gross profit of $567,000 was primarily due to increased sales volumes and manufacturing efficiencies. We also continue to realize improved manufacturing efficiencies by driving process improvements related to larger batch sizes, which has resulted in substantially improved manufacturing yields.

	2013	2012	$ Change	% Change
Sales and Marketing	$2,556	$1,360	$1,196	88%

 The increase of $1,196,000 in sales and marketing expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily driven by an increase in salary expense of $335,000, an increase in our allowance for doubtful accounts reserve of $270,000, an increase in commissions and bonus accrual due to higher headcount of $140,000, additional share based compensation of $167,000, higher samples expense of $90,000, and consulting expense of $109,000, attributable to our increase in volume and our commitment to expand our domestic commercial organization.

	2013	2012	$ Change	% Change
General and Administrative	$2,539	$2,648	$(109)	(4)%

General and administrative expense was $2,539,000 for the three months ended June 30, 2013 compared to $2,648,000 for the same period last year. The overall decrease of $109,000 was primarily due to lower audit fees.

	2013	2012	$ Change	% Change
Research and Development	$5,006	$3,020	$1,986	66%

The increase in research and development expense of $1,986,000 for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily due to an increase in costs associated with the development of our NexGen instrument system of $1,361,000 and an increase in assay development costs of $662,000. Although clinical trial costs tend to fluctuate depending on the timing of assay approvals through the FDA, the increase in assay development expenses is mainly due to an increase in overall research and development headcount.

	2013	2012	$ Change	% Change
Other Income (Expense)	$69	$(9)	$78	867%

Other income (expense) represents non-operating revenue and expenses, earnings on cash and cash equivalents, restricted cash, marketable securities, interest expense related to debt, and capital leases. The change in other income (expense) for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was due primarily to an increase in interest income earned on investments of $141,000, offset by amortization expense of $63,000 from related investment activity.

	2013	2012	$ Change	% Change
Provision for Income Taxes	$(1)	$(10)	$9	90%

Due to net losses incurred, we have only recorded tax provisions or benefits related to interest on uncertain tax positions, minimum tax payments and refunds.

Results of Operations — Six months ended June 30, 2013 compared to the six months ended June 30, 2012 (in thousands):

	2013	2012	$ Change	% Change
Revenue	16,316	5,771	$10,545	183%

Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Revenue for the six month period ended June 30, 2013 increased by $10,545,000, or 183% compared to the same six month period ended June 30, 2012, due to higher reagent revenues of $15,437,000 versus $5,390,000 in the comparable period ended June 30, 2012. This increase in reagent revenue was primarily driven by a 75% increase in the number of our installed base of analyzers to 384 at June 30, 2013 from 220 as of June 30, 2012, despite a decrease in consumable utilization per analyzer largely attributable to decreased purchases from our large customer during the current period. Revenue from our largest customer represented approximately $8,162,000, or 50% of revenue, during the six month period ended June 30, 2013, an increase of $5,287,000 from the first half of 2012. Our base business, without our largest pharmacogenetics customer, grew 182% to approximately $8,154,000 in the first six months of 2013 compared with $2,896,000 in the same period of 2012. The increase in reagent revenue was not attributable to any one assay; however, our IVD (In Vitro Diagnostics) assay revenue in pharmacogenetics and infectious diseases increased significantly more than our other assay panels. Pricing changes were not a material cause of our significant increase in revenue. In addition to the increase in reagent revenue, higher instrument sales during the six months ended June 30, 2013 resulted in an additional $372,000 of revenue over the same period in 2012.

	2013	2012	$ Change	% Change
Cost of Sales	$8,235	$3,853	$4,382	114%
Gross Profit	$8,081	$1,918	$6,163	321%

The increase in cost of sales for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily related to the increase in consumable revenues in the current period. Increases in our cost of sales during the current period were primarily attributable to increased: standard product costs of $3,327,000, inventory reserve of $507,000; royalties and license amortization expense of $492,000; instrument depreciation of $195,000; and medical taxes of $185,000. These increases were offset by manufacturing efficiencies of $220,000. We also incurred higher headcount related costs of $350,000 to support manufacturing volumes, higher supplies and prototype expenses of $495,000 due to increased production and validation of new vendors, higher temporary labor expense of $367,000, and higher facility and depreciation expenses $274,000 due to our expanded production infrastructure, all of which were offset by higher absorption due to an increase in production volume. The improvement to gross profit during the current period of $6,163,000 was primarily due to increased sales volumes and manufacturing efficiencies. We also continue to realize improved manufacturing efficiencies by driving process improvements related to larger batch sizes, which has resulted in substantially improved manufacturing yields.

	2013	2012	$ Change	% Change
Sales and Marketing	$4,915	$2,779	$2,136	77%

 The increase of $2,136,000 in sales and marketing expense for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily driven by an increase in salary expense of $563,000, an increase in our allowance for doubtful accounts reserve of $317,000, an increase in commissions and bonus accrual of $283,000 due to higher headcount, additional share based compensation of $272,000, higher samples expense of $158,000, and consulting expense of $314,000, attributable to our increase in volume and our commitment to expand our domestic commercial organization.

	2013	2012	$ Change	% Change
General and Administrative	$5,096	$5,233	$(137)	(3)%

General and administrative expense was $5,096,000 for the six months ended June 30, 2013 compared to $5,233,000 for the same period last year. The overall decrease of $137,000 was mostly due to lower audit fees.

	2013	2012	$ Change	% Change
Research and Development	$10,388	$4,969	$5,419	109%

The increase in research and development expense of $5,419,000 for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to an increase in costs associated with the development of our NexGen instrument system of $4,042,000, and an increase in assay development costs of $1,418,000. Although clinical trial costs tend to fluctuate depending on the timing of assay approvals through the FDA, the increase in assay development expenses is mainly due to an increase in overall research and development headcount.

	2013	2012	$ Change	% Change
Other Income (Expense)	$132	$(53)	$185	349%

Other income (expense) represents non-operating revenue and expenses, earnings on cash and cash equivalents, restricted cash, marketable securities, interest expense related to debt, and capital leases. The change in other income (expense) for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due primarily to an increase in investment interest income earned of $231,000 and lower interest expense paid on our term loan and capital lease of $17,000, offset by higher amortization expense of $63,000 from investment activity.

	2013	2012	$ Change	% Change
Provision for Income Taxes	$(8)	$(41)	$33	80%

Due to net losses incurred, we have only recorded tax provisions or benefits related to interest on uncertain tax positions, minimum tax payments and refunds.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and gross margin generated from revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At June 30, 2013, we had $37,426,000 of working capital.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

Six months ended (in thousands):	2013	2012
Net cash used in operating activities	$(13,328)	$(8,745)
Net cash (used in) provided by investing activities	(18,969)	2,732
Net cash (used in) provided by financing activities	(117)	44,912
Net (decrease) increase in cash and cash equivalents	$(32,414)	$38,899

Cash flows used in operating activities
Net cash used in operating activities increased $4,583,000 to $13,328,000 for the six months ended June 30, 2013 compared to $8,745,000 for the six months ended June 30, 2012. The increased use of cash during the first six months of 2013 was due primarily to an increase in inventory of $2,891,000 and accounts receivable of $1,375,000, and an increase in loss of $1,037,000 as well as other operating activities.
Cash flows (used in) provided by investing activities
Net cash used in investing activities increased by $21,701,000 to net cash used of $18,969,000 for the six months ended June 30, 2013, compared to net cash provided by investing activities of $2,732,000 during the six months ended June 30, 2012. During 2013, we purchased $20,206,000 in marketable securities, primarily consisting of corporate debt and U. S. government investments. In addition, we continued to purchase equipment of $639,000.
Cash flows (used in) provided by financing activities
Net cash used in financing activities increased by $45,029,000 to net cash used of $117,000 for the six months ended June 30, 2013, compared to net cash provided by financing activities of $44,912,000 for the six months ended June 30, 2012. During the first six months of 2012, we received net proceeds from the issuance of our common stock of $45,381,000.
In March 2010, we entered into a loan and security agreement with Square 1 Bank, pursuant to which we obtained a credit facility consisting of a revolving line of credit in the amount of up to $2,000,000 and an equipment term loan in the amount of up to

$2,000,000. In March 2011, we amended the loan and security agreement to increase the line of credit to $3,000,000 and subsequently extended the original maturity date to July 2013.
In September 2012, we terminated the Square 1 Bank loan and security agreement and entered into a new term loan with First PacTrust Bancorp, consisting of the following two loans which were secured with $843,000 of restricted cash at June 30, 2013.

1)
We increased the letter of credit provided to our landlord of our Carlsbad, California location to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by our landlord pursuant to our second and third amendments to the lease for our Carlsbad, California location, in connection with our lease of additional space at this facility.

2)
We obtained a variable rate term loan from First PacTrust Bankcorp in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. This term loan replaced the Square 1 equipment loan of the same amount with an interest rate of 6.75%.

Pursuant to the terms of the First PacTrust Bankcorp business loan agreement, we are required to maintain restricted cash, honor certain representations and warranties (including, but not limited to, organization, financial information and taxes), affirmative covenants (including, but not limited to, financial records, insurance and environmental compliance and reports), negative covenants (including, but not limited to, indebtedness and liens, continuity of operations and loans, acquisitions and guaranties) and other provisions; however, we are not required to maintain liquidity ratios, restrictive covenants or other limitations, to which we were subject under the Square 1 Bank loan and security agreement.
We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our base and revenues, and expand our research and development, commercialization and manufacturing activities. Factors that could affect our capital requirements, in addition to those previously identified, include, but are not limited to:

•	the level of revenues and the rate of our revenue growth;

•	change in demand from our largest customer;

•	the level of expenses required to expand our commercial (sales and marketing) activities;

•	the level of research and development investment required to maintain our XT-8 system and develop our NexGen system and related test menus;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to bad debts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and there have been no material changes to such policies or estimates during the six months ended June 30, 2013.

Contractual Obligations
We did not enter into any material contractual obligations during the six months ended June 30, 2013. We are required to make a 250,000 Euro payment in the third quarter of 2013 pursuant to the terms of the applicable agreement under which we license certain intellectual property rights, which is not reflected in our unaudited condensed consolidated finance statements included elsewhere in this report.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, except that we have provided a $758,000 standby letter of credit as security for future rent to our landlord in connection the lease of our Carlsbad, California facility, as discussed in greater detail above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks during the quarter ended June 30, 2013.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of less than six months, and short-term investments, which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may in the future maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have a material negative impact on the value of our portfolio.
Interest Rate Risk
As of June 30, 2013, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
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
You should carefully consider the risks described below and all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described below occurs, our business, financial condition or results of operations could be negatively affected. In that case, the market price of our common stock could decline.
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
Although we have significant experience with our proprietary eSensor® electrochemical detection technology, we have not thus far developed a complete, sample-to-answer diagnostic instrument system. Doing so will require the successful convergence of our eSensor® technology with a number of additional technologies with which we have limited knowledge and experience and for which we must rely on a number of collaboration partners. For example, in July 2012 we entered into a Development Collaboration and License Agreement with Advanced Liquid Logic, Inc., or ALL, which established a collaborative program to develop in-vitro diagnostic products incorporating ALL's proprietary electro-wetting technology in conjunction with electrochemical detection. In July 2013, Illumina, Inc. (NASDQ: ILMN) announced that it acquired ALL. We also rely upon our collaboration partners to assist us with other technical aspects of our NexGen development program. While we have signed agreements with each of our collaboration partners, we cannot completely control the resources our collaboration partners dedicate to our NexGen development program and their internal priorities may change over time. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully, in a timely or cost effective manner, or if we are otherwise unsuccessful in effectively managing the complexities of our NexGen development program, the development or commercialization of our NexGen system could be delayed or terminated, or could cost significantly more than expected.
We believe we have made significant progress in the development of our NexGen system and continue to remain highly focused on developing a multiplex, sample-to-answer diagnostic solution of the highest quality for our customers. As part of our ongoing development efforts, in the first quarter of 2013 we completed an extensive assessment of the program in coordination with our development partners. Based on this assessment, we currently believe that the completion of development of our NexGen system will occur in the second quarter of 2014. However, our current estimate is based on a number of assumptions which could prove to be inaccurate or we may experience unanticipated technical challenges or other delays. If we are unsuccessful in completing development of our NexGen system within our expected time frame, or at all, our business and future prospects may be adversely affected.

Our financial results will depend on the acceptance and increased demand among reference laboratories, hospitals and the medical community of our molecular diagnostic technology and products.
Our future success depends on the belief by our target customers and the medical community that our molecular diagnostic products are a reliable, medically-relevant, accurate and cost-effective replacement for other molecular diagnostic testing methods. Medical offices and many hospitals outsource their molecular diagnostic testing needs to national or regional reference laboratories. Our business success depends on our ability to convince these target laboratories and hospitals to perform these tests internally with our products if they have historically outsourced their testing needs, or to replace their current testing platforms with our system and its related test offerings.

Many factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•	the relative convenience, ease of use, accuracy and time-to-result of our diagnostic products over competing products;

•	the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;

•	the breadth of our menu of available diagnostic tests relative to our competitors;

•	our success in training reference and hospital-based laboratories in the proper use of our products;

•	the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;

•	the extent and success of our marketing and sales efforts;

•	the uncertainty and changes in reimbursement policies and rates related to molecular diagnostics products; and

•	general economic conditions.
Professional societies, government agencies, practice management groups, private health/science foundations and organizations involved in healthcare issues may publish guidelines, recommendations or studies for the healthcare and patient communities. Recommendations of government agencies or these other organizations may relate to such matters as cost-effectiveness and use of related products. Organizations like these have in the past made recommendations about our competitors' products, such as the need for less frequent screening tests, which could result in reduced product sales. Moreover, the perception by the investment community or stockholders that recommendations, guidelines or studies will result in decreased use of our products could adversely affect the prevailing market price for our common stock.
If third-party payors do not reimburse our customers for the use of our products or if reimbursement levels are set too low for us to sell our products at a profit, our ability to sell our products and our results of operations will be harmed.*
We sell our products to hospital-based and reference laboratories, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor's determination that use of a product is:

•	a covered benefit under its health plan;

•	appropriate and medically necessary for the specific indication;

•	cost effective; and

•	neither experimental nor investigational.
Third-party payors may deny reimbursement for covered products if they determine that a medical product was not used in accordance with cost-effective diagnosis methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also refuse to reimburse for procedures and devices deemed to be experimental or investigational.
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
Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. In addition, payment methodologies may be subject to changes in healthcare legislation. In February 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand and reimbursement available for our products, which in turn, could harm our product pricing and sales. If our customers are not adequately reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline.
In January 2013, CMS implemented new molecular diagnostic CPT codes and retired the prior procedural codes used to bill for molecular testing. All Medicare contractors have now issued pricing for some or all of the new molecular pathology codes; however, the current reimbursement coverage decisions and levels vary significantly among these contractors. The disparate Medicare reimbursement coverage determinations among Medicare contractors has resulted in a current Medicare coverage disparity for the performance of a particular diagnostic testing procedure depending on the area of the United States in which the procedure is performed. In addition, certain tests to identify specific genes or analytes which have been regularly used by the medical community for a number of years and, in certain cases, established as a standard of care in making therapy decisions, including certain of the products we currently sell, were previously available for reimbursement under the prior coding system. However, some of these tests are now being denied reimbursement by particular Medicare contractors as investigational or experimental, or are currently subject to significantly reduced reimbursement rates. This is particularly true with respect to a number of our pharmacogenetic testing products. In May 2013, CMS released the proposed “gap-fill” rates for certain CPT codes from all nine Medicare contractors. CMS is expected to issue final “gap-fill” pricing decisions for CPT codes in September 2013, which will form the basis of related payments in 2014. If the clinical validity and utility of these tests cannot be established to the satisfaction of CMS, Medicare contractors, insurance carriers and other third party payors, or the level of reimbursement for these tests remains significantly reduced across the United States or in certain key areas, some of our significant customers will be negatively affected, which, in turn, will adversely affect our revenues.
In addition, since January 2013, some Medicare contractors and private health insurers have not paid certain clinical laboratories for molecular diagnostic test claims using the new molecular test CPT codes. We understand that some of our customers are now receiving reimbursement from Medicare; however, Medicare reimbursement among our customers remains inconsistent, reimbursement denials have increased over prior levels, and coverage decisions and reimbursement rates among Medicare contractors continues to vary widely. If Medicare does not process payments to our customers on a timely basis for past or future molecular testing services or our customers cannot support their businesses with cash flows from sources other than Medicare, our customers may significantly reduce the amount of additional product they purchase from us. The loss of any significant customer or a significant reduction in the amount of product ordered by any of our significant customers could adversely affect our revenue, results of operations and cash lows.
Our revenue, results of operations and cash flows would suffer upon the loss of our largest customer.*
We derived 26% of our revenues for the quarter ended June 30, 2013, and the majority of our revenues for the first half of 2013, from one large customer, Natural Molecular Testing Corporation, or NMTC. We have a signed contract with NMTC that contains certain minimum purchase commitments; however, NMTC is experiencing delays in receipt of, and coverage denial determinations relating to, reimbursements from Medicare. If NMTC does not receive timely or adequate reimbursement from Medicare for past or future molecular testing services, it may significantly reduce the amount of additional product they purchase from us. In addition, in June 2013, NMTC announced that it entered into a collaboration and license agreement with Luminex Corporation, or Luminex, in connection with NMTC's launch of a laboratory developed comprehensive personalized medicine panel built using Luminex's technology. While NMTC has indicated its intention to maintain its agreement with us, the Luminex agreement creates uncertainty as to what level of our revenue NMTC will continue to represent. For example, there was a substantial reduction in product orders received from NMTC during the second quarter of 2013. The loss of NMTC as a significant customer, a significant reduction in the amount of product ordered by NMTC, or NMTC's inability to receive timely and adequate payment from Medicare could significantly reduce our revenue, increase our allowance for doubtful accounts or require us to write-off inventory we may be unable to sell to other customers, which would adversely affect our results of operations and cash flows.
We have a history of net losses, and we may never achieve or maintain profitability.
We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We initially offered our XT-8 system and our Warfarin Sensitivity Test in July 2008, our Cystic Fibrosis Genotyping Test in July 2009, our Thrombophilia Risk Test in April 2010, and our Respiratory Viral Panel Test in September 2012. Our net losses were approximately $22.1 million and $24.0 million for the years ended December 31, 2012 and 2011, respectively. As of June 30, 2013, we had an accumulated deficit of $202.8 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to our commercial organization (sales and marketing), research and development and regulatory activities, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights and investing in corporate infrastructure. Although we believe that we will become cash flow positive over the next few years, we cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

Although we have recently remediated a material weakness in our internal control over financial reporting, if we are unable to maintain the effectiveness of our internal controls, our financial results may not be accurately reported.
Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 reported a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process, as described in our Annual Report on Form 10-K for the year ended December 31, 2011. During 2012, we devoted significant time and resources to the remediation of the material weakness which included, but was not limited to:

•
evaluating our Finance Department's management and staff qualifications, which resulted in us making certain personnel changes, including the replacement of our Chief Financial Officer, Controller and certain accounting staff;

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
We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. Our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for certain key product components. If we are unable to satisfy our forecasted demand from existing suppliers for our products and are unable to find alternative suppliers at reasonably comparable prices, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and parts to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. If our suppliers discontinue production of a key component for one or more of our products, we may be unable to identify or secure a viable alternative on reasonable terms, or at all, which could limit our ability to manufacture our products.
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
Reliance on third-party manufacturers entails risk to which we would not be subject if we manufactured these components ourselves, including:

•	reliance on third parties for regulatory compliance and quality assurance;

•	possible breaches of manufacturing agreements by the third parties because of factors beyond our control;

•	possible regulatory violations or manufacturing problems experienced by our suppliers;

•	possible termination or non-renewal of agreements by third parties, based on their own business priorities, at times that are costly or inconvenient for us;

•	the potential obsolescence and/or inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	the inability to qualify alternate sources without impacting performance claims or the reliability of our products;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•	increases in prices of raw materials and key components.
The manufacturing operations for our test cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly to repair or replace and could require substantial lead time to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products and would have a material adverse effect on our business, financial condition and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
In addition, we have limited marketing, sales and distribution experience and capabilities. Our ability to achieve profitability depends on attracting customers for our products and building brand loyalty. To successfully perform sales, marketing, distribution and customer support functions ourselves, we face a number of risks, including:

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
The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with many companies in the United States engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex; Nanosphere, Inc.; BioFire Diagnostics; Qiagen NV; Abbott Molecular Diagnostics, a division of Abbott Laboratories; and Hologic, Inc.;

•
large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods, including Quest Diagnostics Incorporated and Laboratory Corporation of America; and

•
companies that manufacture laboratory-based tests and analyzers, including: Cepheid; Siemens; Hologic, Inc.; Qiagen NV; BioFire Diagnostics; Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd.; and Abbott Molecular Diagnostics.

Our diagnostic tests also face competition from laboratory developed tests, or LDTs, developed by national and regional reference laboratories and hospitals. LDTs may not be subject to the same regulatory requirements, including those requiring clinical trials and FDA review and clearance or approval that may apply to our diagnostic products.
We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and our competitors improve their current products and expand their menu of diagnostic tests. Many of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in new product development, greater regulatory expertise, and more extensive manufacturing and distribution capabilities. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce enhanced and competitive technology to meet our customers' and prospective customers' needs on a timely basis. Our largest customer recently announced that it has entered into a collaboration and license agreement with Luminex in connection with its launch of a laboratory developed comprehensive personalized medicine panel built using Luminex's technology. While this customer has indicated its intention to maintain its agreement with us, the Luminex agreement creates uncertainty as to what level of our revenue this customer will continue to represent. If we fail to effectively compete and keep pace with emerging technologies, our systems and related tests will become uncompetitive and our market share will decline, which would harm our business, financial condition and results of operations.
The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.
We are investing significantly in the research and development of our NexGen instrument and related diagnostic tests to expand our future product offerings. Our diagnostic products are subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental regulations, directives and/or entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510(k) clearance, pre-market approval or foreign regulatory approvals.
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
A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device for its intended use. The FDA also recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In addition, an important part of the European Union, or EU, conformity assessment process prior to CE marking of medical devices is a review of related clinical data. While a prospective clinical study may not be required in the EU, all medical devices must have accompanying clinical data. The extent of this data is dictated by the classification of the device. Implantable devices and certain devices classified as Class III devices require clinical investigations to be performed unless it is duly justified to rely on existing clinical data.

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
We derive a significant portion of our revenues from the sale of research use only, or RUO, tests. Under the terms of recent FDA guidance, the sale of our RUO tests to certain clinical laboratory customers who may elect to validate them as LDTs may be limited if the FDA were to change its existing policy of exercising enforcement discretion with respect to LDTs. Accordingly, if the FDA imposes significant changes to the regulation or enforcement of LDTs, including the sale of our RUO tests that may be validated as LDTs, it may be more challenging for us to sell some of our RUO products and we may be required to terminate those RUO product sales, conduct clinical studies and make submissions of our RUO products to the FDA for clearance or approval, which could reduce our revenues or increase our costs and adversely affect our operations or financial condition.
Legislative or regulatory healthcare reforms may have a material adverse effect on our business and results of operations.
Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes new regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers that is expected to cost the medical device industry up to $20 billion over the decade following its effectiveness. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we began paying the tax in 2013. Complying with PPACA could significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device, biotechnology and pharmaceutical industries generally. From time to time we may become engaged in litigation with third parties having patent or other intellectual property rights alleging that our products or proprietary technologies infringe their intellectual property rights. If a third party claims that we or any collaborator infringes its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

•
substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party's rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner's attorneys' fees;

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
If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.*
Our commercial success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 150 owned and exclusively licensed patents and numerous, additional pending applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents will expire between 2013 and 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that might expire between 2028 and 2033. However, patents may not be issued based on any pending or future patent applications owned by or licensed to us and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
We have licensed certain intellectual property from third parties related to our products, and we rely on them to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we fail to comply with our material obligations under any of our patent license agreements, the licenses may be terminated and we could lose license rights that are important to our business. Furthermore, additional licenses we may need may not be available to us on commercially reasonable terms, or at all, which could adversely affect our results of operations and growth prospects.
The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States or in many foreign jurisdictions. Both the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. For example, two recent Supreme Court cases, Association for Molecular Pathology et al. v. Myriad Genetics, Inc., et al. and Mayo Collaborative Services v. Prometheus Laboratories, have introduced additional questions regarding the patentability of isolated genes, gene fragments and related diagnostic and therapeutic methods which are likely to be resolved through continued litigation. The overall impact of these decisions and others on the molecular diagnostics industry remains uncertain.
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
Demand for our Respiratory Viral Panel Test can be seasonal based upon influenza and other respiratory-related outbreaks. Also, unanticipated changes in customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. These constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion or investments in anticipation of growth that does not materialize, or develops more slowly than we expect, could harm our financial results and result in overcapacity.

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
Our manufacturing processes and facilities and those of some of our contract manufacturers must comply with the federal Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.
We must also file reports of device corrections and removals and adhere to the FDA's rules on labeling and promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.
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
Our success depends on the market's confidence that we can provide reliable, high quality diagnostic products. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. As a result, our reputation and the public image of our products or technologies will be significantly impaired if our products fail to perform as expected. Although our diagnostic systems are designed to be user friendly, the functions they perform are complex and our products may develop or contain undetected defects or errors.
We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facility. We outsource manufacturing of our XT-8 system and much of the disposable component molding for our test cartridges. In the third quarter of 2012, we formalized our relationship with Leica Biosystems Melbourne Pty Ltd., or Leica, the contract manufacturer of our XT-8 instrument system. Leica specializes in manufacturing of electronic and electromechanical devices for medical use. While we work closely with Leica to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.
If we experience a material defect or error in our products, it could result in the loss or delay of revenues, increased costs, delayed or reduced market acceptance, damaged reputation, diversion of development and management resources, legal and/or regulatory claims, recalls, increased insurance costs or increased service and warranty costs, any of which could materially harm our business, financial condition and results of operations.
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
Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

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
As a public company listed in the United States, we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Global Market, may increase our legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If we nevertheless fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Current economic conditions and the uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.
Global economic conditions may remain challenging and uncertain for the foreseeable future. These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government's allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy and evolving Medicare reimbursement landscape. Additionally, these economic conditions and market turbulence may also impact our suppliers, causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.
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
As a result of our reorganization in 2010 and prior to the reorganization steps that took place in June 2011 (as described below),

Osmetech was a wholly-owned subsidiary of GenMark and a controlled foreign corporation for U.S. federal investments of Osmetech that otherwise would not be currently taxable under general tax rules may have become taxable. In addition, conveyance of intellectual property rights from one subsidiary to another could create taxable income. Distributions from GenMark to its operating subsidiaries or amongst the U.S. operating subsidiaries of GenMark could have been subject to additional U.S. and foreign income tax withholding and result in lower profits. During the quarter ended June 30, 2011, the Company underwent a corporate reorganization intended to simplify its U.S. entity structure. As part of the reorganization, Osmetech Technologies, Inc. merged into Clinical Micro Sensors, Inc., with Clinical Micro Systems, Inc. surviving. Additionally, Osmetech plc converted to a U.K. limited company for U.K. legal and tax purposes and made an entity classification election to be treated as an entity disregarded from GenMark Diagnostics, Inc. for U.S. federal income tax purposes. The reorganization did not trigger any material U.S. federal or U.K. income tax expense. In September 2012, as one of the final steps in the reorganization, we filed to liquidate Osmetech plc. It is anticipated that the post-reorganization structure will allow GenMark Diagnostics, Inc. to elect to file a consolidated U.S. federal income tax return with its remaining U.S. subsidiaries, Clinical Micro Sensors, Inc. and Osmetech, Inc. As a result of these steps, all operations will be included in a U.S. federal consolidated tax return and many of the inefficiencies described above will be eliminated on a going-forward basis, however, the reorganization may result in additional tax liabilities to us.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2012, we had net operating loss, or NOL, carryforwards of approximately $121.2 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2032. Section 382 of the U.S. Internal Revenue Code, as amended, or the Code, generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. As of December 31, 2012, we estimated that approximately $63.7 million of U.S. federal net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code. Our ability to use the current NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use NOL carryforwards. We have recorded a full valuation allowance against our deferred net assets.
We also had non-U.S. NOL carryforwards of approximately $30.4 million as of December 31, 2012. As a result of Osmetech plc entering into liquidation, we expect that the $30.4 million of non-U.S. NOL carryforwards will not be utilized and, therefore, we have not accounted for them as a deferred tax asset.
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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.*
Our commercial, research and other financial relationships with healthcare providers and institutions are subject to various federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the knowing offer, receipt or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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
The PPACA also imposes new reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. In February 2013, CMS released the final rule implementing the federal Physician Payments Sunshine Act, or the Sunshine Act. The law requires certain pharmaceutical, biologic, and medical device manufacturers to annually report to CMS payments or other transfers of value they furnish to physicians and teaching hospitals. These new reporting requirements took effect on August 1, 2013. Failure to submit required information may result in significant civil monetary penalties. We expect compliance with the PPACA and Sunshine Act to impose significant administrative and financial burdens on us.
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
To the extent we commence commercial operations outside the United States, we will be subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other countries' anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and results of operations.
We may be unsuccessful in our goal of expanding sales of our product offerings outside the United States.
Assuming we receive the applicable regulatory approvals, we intend to market our diagnostic products outside the United States, including through third-party distributors. These distributors may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.
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
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights in respect of our common stock, from merging or combining with us for a prescribed period of time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
On June 3, 2010, we closed our initial public offering, in which we sold 4,600,000 shares of common stock at a price to the public of $6.00 per share. The aggregate offering price for shares sold in the offering was $27.6 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165562), which was declared effective by the SEC on May 28, 2010. The offering commenced as of May 28, 2010 and did not terminate before all of the securities registered in the registration statement were sold. Piper Jaffray acted as sole book-running manager for the offering. William Blair & Company and ThinkEquity LLC acted as co-managers of the offering. There were no selling stockholders in the offering. We raised approximately $22.6 million in net proceeds after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of $3.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 1, 2010 pursuant to Securities Act Rule 424(b). We invested the funds received in registered money market funds.

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

GENMARK DIAGNOSTICS, INC.

Date:	August 7, 2013	By:	/s/ Hany Massarany
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2013	By:	/s/ Richard B. Slansky
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
10.1	GenMark Diagnostics, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 5, 2013).†
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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