Form 10-Q
period 2013-09-30
GenMark Diagnostics, Inc.
filed 2013-11-12
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34753

GenMark Diagnostics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2053069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5964 La Place Court, Carlsbad, California	92008-8829
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on November 1, 2013 was 41,482,932.

GENMARK DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of	As of
	September 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$63,274	$51,250
Investments	48,478	—
Restricted cash	758	1,343
Accounts receivable - net of allowances of $2,733 and $53	2,355	3,190
Inventories	1,965	1,993
Other current assets	682	226
Total current assets	117,512	58,002
Property and equipment, net	7,948	7,074
Intangible assets, net	3,048	1,832
Other long-term assets	106	1,108
Total assets	$128,614	$68,016
Current liabilities
Accounts payable	$3,029	$2,445
Accrued compensation	2,453	3,076
Current portion of loan payable	111	638
Other current liabilities	2,790	3,015
Total current liabilities	8,383	9,174
Long-term liabilities
Loan payable, net of current portion	49	63
Other noncurrent liabilities	2,280	2,329
Total liabilities	10,712	11,566
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 authorized; 41,492 and 32,753 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4	3
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Additional paid-in capital	331,899	247,449
Accumulated deficit	(213,577)	(190,566)
Accumulated other comprehensive loss	(424)	(436)
Total stockholders’ equity	117,902	56,450
Total liabilities and stockholders’ equity	$128,614	$68,016

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Product revenue	$4,521	$5,194	$20,627	$10,876
License and other revenue	116	62	325	150
Total revenue	4,637	5,256	20,952	11,026
Cost of sales	4,138	3,027	12,373	6,878
Gross profit	499	2,229	8,579	4,148
Operating expenses
Sales and marketing	4,916	1,485	9,830	4,264
General and administrative	2,476	2,510	7,572	7,743
Research and development	5,398	4,467	15,786	9,437
Total operating expenses	12,790	8,462	33,188	21,444
Loss from operations	(12,291)	(6,233)	(24,609)	(17,296)
Other income (expense)
Interest income	203	5	413	17
Interest expense	(3)	(21)	(17)	(73)
Other income (expense)	1,297	(2)	1,232	(15)
Total other income (expense)	1,497	(18)	1,628	(71)
Loss before income taxes	(10,794)	(6,251)	(22,981)	(17,367)
Provision for income taxes	(23)	(1)	(30)	(43)
Net loss	$(10,817)	$(6,252)	$(23,011)	$(17,410)
Net loss per share, basic and diluted	$(0.30)	$(0.20)	$(0.69)	$(0.71)
Weighted average number of shares outstanding, basic and diluted	35,987	31,751	33,331	24,370
Other comprehensive loss
Net loss	$(10,817)	$(6,252)	$(23,011)	$(17,410)
Net unrealized gains on available-for-sale investments	21	—	12	—
Comprehensive loss	$(10,796)	$(6,252)	$(22,999)	$(17,410)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(23,011)	$(17,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,912	918
Amortization of premiums on investments	133	—
Stock-based compensation	2,697	1,509
Provision for bad debt	2,720	(45)
Non-cash inventory adjustments	675	563
Changes in operating assets and liabilities:
Accounts receivable	(1,885)	(9)
Inventories	(216)	(402)
Other current assets	(263)	92
Accounts payable	570	907
Accrued compensation	29	871
Other liabilities	(861)	523
Net cash used in operating activities	(17,500)	(12,483)
Investing activities
Change in restricted cash	585	(3,594)
Purchase of available-for-sale securities	(52,841)	(1,000)
Payments for intellectual property licenses	(888)	(1,306)
Purchases of property and equipment	(3,273)	(2,919)
Proceeds from sales of marketable securities and preferred stock	4,250	—
Maturities of short-term investments	800	5,000
Net cash used in investing activities	(51,367)	(3,819)
Financing activities
Proceeds from issuance of common stock	86,247	48,300
Costs incurred in conjunction with public offering	(5,180)	(3,226)
Principal repayment of borrowings	(706)	(1,608)
Proceeds from borrowings	166	835
Proceeds from stock option exercises	364	52
Net cash provided by financing activities	80,891	44,353
Net increase in cash and cash equivalents	12,024	28,051
Cash and cash equivalents at beginning of period	51,250	25,320
Cash and cash equivalents at end of period	$63,274	$53,371
Non-cash investing and financing activities
Property and equipment purchased with capital lease	$—	$109
Transfer of systems from property and equipment into inventory	$431	$124
Property and equipment costs incurred but not paid included in accounts payable	$308	$249
Intellectual property acquisition included in other noncurrent liabilities	$556	$—
Offering costs incurred but not paid included in other liabilities	$330	$—
Supplemental cash flow disclosures
Cash paid for income taxes, net	$8	$4
Cash paid for interest	$17	$73

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
The reorganization was deemed to be a transaction under common control. Therefore, GenMark accounted for the reorganization in a manner similar to a pooling-of-interests, meaning:

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
Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for common stock of the Company.
In these unaudited condensed consolidated financial statements, the Company means Osmetech when referring to periods prior to the IPO.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $213.6 million at September 30, 2013. Cash and cash equivalents at September 30, 2013 were $63.3 million.
Management expects operating losses to continue through the foreseeable future until the Company has expanded its product offerings and consequently increased its product revenues to an extent necessary to cover the fixed cost base of the business. The Company’s management has prepared cash flow forecasts which indicate, based on the current cash resources available and the availability of credit facilities, that the Company has sufficient capital to fund its operations for at least the next 12 months.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.
Segment Information
The Company currently operates in one business segment, which encompasses the development, manufacturing, marketing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Although the Company offers multiple tests for its XT-8 system and may develop new tests for this system, the Company does not operate its business in operating segments. The Company determined, in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 280, Segment Reporting, that it operates as one operating segment. The Company’s Chief Executive Officer, or CEO, reviews revenue at the business group level and manufacturing, operating income and expenses, and net income at the Company-wide level to allocate resources and assess the Company’s overall performance. The Company’s business shares a centralized support function, including finance, human resources, legal, and corporate marketing, all of which report directly to the Company's CEO. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis.

 Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial condition or results of operations upon adoption.
In February 2013, the FASB issued guidance, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. This guidance was effective for interim and annual periods beginning after December 15, 2012, and was applied prospectively. The Company's adoption of this guidance did not have a material impact on the Company's financial condition or results of operations in the first nine months of 2013.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks, money market instruments, and certificates of deposit with original maturities of three months or less at the date of purchase.
Investments
Investments consist of debt securities in U.S. government-sponsored entities, corporate debt securities and commercial paper. Management classifies its investments as available-for-sale and records these investments in the Condensed Consolidated Balance Sheets at fair value. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. These available-for-sale investments are primarily held in the custody of a major financial institution. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.
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
Investments in privately held companies are included in other assets in the Company's condensed consolidated balance sheets and are primarily accounted for using the cost method. The Company monitors these investments for impairments and makes appropriate reductions in the carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 at September 30, 2013, which is held as security for the Company’s letter of credit with First PacTrust Bancorp.
Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon specific identification of accounts at risk plus an allowance for certain items based upon the Company’s historical experience.

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

Product Shipment Costs
Product shipment costs are included in cost of sales in the accompanying condensed consolidated statements of comprehensive loss. Shipping and handling costs were approximately $235,000 and $132,000 for the nine month periods ended September 30, 2013 and 2012, respectively.
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
Intangible Assets
Intangible assets are comprised of licenses or sublicenses to technology covered by patents owned by third parties and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally five to ten years. Amortization of licenses recorded in cost of sales typically begins upon the Company obtaining access to the licensed technology.
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
Income Taxes
The Company's income tax expense, deferred tax assets, and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. The Company is currently subject to income taxes only in the

United States but has been subject to income taxes in both the United States and the United Kingdom in previous years. Significant judgments and estimates are required in determining the Company's consolidated income tax expense.

Management believes that it is more likely than not that the benefit from the Company's deferred tax assets will not be realized. In recognition of this risk, the Company has provided a full valuation allowance on the net deferred tax assets relating to the Company's net operating loss carryforwards and other deferred tax assets. If these assumptions change and management determines that the Company will be able to realize its deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at September 30, 2013 will be accounted for as a reduction of income tax expense. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows or financial position.
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

2. Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, and restricted stock units granted to employees and directors in exchange for services. The compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. The stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general administration expenses based on the employee's respective function.
The estimated fair value of stock options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. The expense is derived from the Black-Scholes Option Pricing Model that uses several judgment-based variables to calculate the expense. The inputs include the expected term of the stock option, the expected volatility and other factors.

•
Expected Volatility. Expected volatility represents the volatility in the Company’s estimated stock price over the expected term of the stock option and is determined by review of the Company’s and similar companies’ historical experience.

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

The compensation expense related to the grant of restricted stock awards or units is calculated as the difference between the fair market value of the stock on the grant date as further adjusted to reflect a forfeiture rate.
Employee participation in the Company's 2010 Equity Incentive Plan, or the 2010 Plan, is at the discretion of the Compensation Committee of the Board of Directors of the Company. All stock options granted under the 2010 Plan are exercisable at a per share price equal to the closing quoted market price of a share of the Company’s stock on the NASDAQ Global Market on the grant date and generally vest over a period of between one and four years.
Options are generally exercisable for a period of up to 10 years after grant and are forfeited if employment is terminated before the options vest. As of September 30, 2013, there were 258,471 shares available for future grant under the 2010 Plan. Each grant of stock options, restricted stock awards and restricted stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,538,713	$5.42
Granted	489,250	$11.20
Exercised	(79,361)	$4.72
Cancelled	(119,521)	$8.25
Outstanding at September 30, 2013	1,829,081	$6.81
Exercisable at September 30, 2013	961,451	$5.53

The weighted average fair value of stock options granted during the nine months ended September 30, 2013 was $7.28. Options that were exercisable as of September 30, 2013 had a remaining weighted average contractual term of 6.93 years, and an aggregate intrinsic value of $6,358,153. As of September 30, 2013, there were 1,829,081 stock options outstanding, which had a remaining weighted average contractual term of 7.80 years and an aggregate intrinsic value of $9,873,422.

Valuation of Stock-Based Awards — The estimate of the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The assumptions used as of September 30, 2013 and September 30, 2012 are summarized in the following table:

	Nine Months Ended
	September 30,
	2013	2012
Expected volatility (%)	74%	75%
Expected life (years)	6.08	5.91
Risk free interest rate (%)	1.14%	0.98%
Expected dividend yield (%)	0%	0%

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the nine month period ended September 30, 2013 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	965,710	$4.68	—	$—
Granted	9,775	$10.99	503,178	$11.46
Vested	(286,425)	$4.49	(3,240)	$14.00
Canceled or expired	(116,877)	$6.27	(33,800)	$10.89
Non-vested at September 30, 2013	572,183	$4.57	466,138	$11.48

 As of September 30, 2013, there was $1,813,097 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.08 years. The total fair value of restricted stock awards that vested during the nine month periods ended September 30, 2013 and 2012 was $1,286,561 and $470,330, respectively. As of September 30, 2013, there was $3,020,018 of unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 1.51 years.
Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the nine month period ended September 30, 2013, the Company granted 9,775 shares of restricted stock, which had a grant date fair value ranging from $10.31 to $11.19 per share. The Company also granted 503,178 restricted stock units during the nine month period ended September 30, 2013, which had a grant date fair value ranging from $9.96 to $14.73 per share. During the nine month periods ended September 30, 2013 and 2012, restricted stock compensation was charged to expense over the restriction period and amounted to $1,337,655 and $754,204, respectively.
Employee Stock Purchase Plan
In March 2013, the Company’s Board of Directors adopted the 2013 Employee Stock Purchase Plan, or the ESPP, which was approved by the Company's stockholders in May 2013 at the Company's Annual Meeting of Stockholders. A total of 650,000 shares of the Company’s common stock are reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions.
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. The initial offering period commenced in July 2013. As of September 30, 2013, there were 97 participants in the plan and no shares were issued under the ESPP.

3. Net Loss per Share
Basic net loss per share is computed by dividing loss available to stockholders of our common stock (the numerator) by the weighted average number of shares of our common stock outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated in a similar way to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued unless the effect would be anti-dilutive. Because the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.
The computations of diluted net loss per share for the three and nine month periods ended September 30, 2013 and 2012 did not include the effects of the following options to acquire stock and restricted stock awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	1,830	1,502	1,830	1,502
Restricted stock-unvested	1,038	968	1,038	968
	2,868	2,470	2,868	2,470

4. Inventories
Inventory on hand as of September 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$545	$516
Work-in-process	576	925
Finished goods	844	552
	$1,965	$1,993

 5. Property and Equipment, net
Property and equipment comprised the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Property and equipment—at cost:
Plant and machinery	$3,721	$3,059
Instruments	6,884	5,795
Office equipment	1,232	1,047
Leasehold improvements	3,451	2,973
Total property and equipment—at cost	15,288	12,874
Less accumulated depreciation	(7,340)	(5,800)
Property and equipment, net	$7,948	$7,074

Depreciation expense was $791,000 and $291,000 for the three month period ended September 30, 2013 and 2012, respectively, and $1,684,000 and $774,000 for the nine month period ended September 30, 2013 and 2012, respectively.

6. Intangible Assets, net
Intangible assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$4,588	(1,540)	$3,048	$3,144	(1,312)	$1,832

 Licenses have a weighted average remaining amortization period of 7.03 years as of September 30, 2013. Amortization expense for intangible assets for the three months ended September 30, 2013 and 2012 was $84,000 and $66,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $228,000 and $144,000, respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
Remaining in 2013	$108
2014	402
2015	402
2016	398
2017	394
Thereafter	1,344
Total	$3,048

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
In September 2012, the Company terminated the Square 1 Bank loan and security agreement and entered into a new term loan with First PacTrust Bancorp, consisting of the following loans.

1) The Company increased the letter of credit provided to its landlord of its Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by the Company’s landlord in connection with the Company’s lease of additional space at this facility. This letter of credit is secured with $758,000 of restricted cash at September 30, 2013.
2) The Company obtained a variable rate term loan from First PacTrust Bancorp in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. This term loan replaced the Square 1 equipment loan of the same amount with an interest rate of 6.75%. During the quarter ended September 30, 2013, the Company repaid all outstanding amounts under this loan.
Pursuant to the terms of the First PacTrust Bancorp business loan agreement, the Company was required to maintain restricted cash, honor certain representations and warranties (including, but not limited to, organization, financial information and taxes), affirmative covenants (including, but not limited to, financial records, insurance and environmental compliance and reports), negative covenants (including, but not limited to, indebtedness and liens, continuity of operations and loans, acquisitions and guaranties) and other provisions; however, the Company was not required to maintain liquidity ratios, restrictive covenants or other limitations, to which it was subject under the Square 1 Bank loan and security agreement.

8. Leases
The Company has operating lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged was $292,000 and $307,000 for the three month period ended September 30, 2013 and 2012, respectively, and $757,000 and $918,000 for the nine month period ended September 30, 2013 and 2012, respectively. Pursuant to the Company’s lease agreements, a portion of the monthly rent has been deferred and will be expensed on a straight-line basis over the term of the lease. The balance deferred at September 30, 2013 was $1,752,000 and at December 31, 2012 was $1,820,000. As of September 30, 2013, the future minimum lease payments required over the next five years are as follows (in thousands):

Years Ending December 31,	Amount
Remaining in 2013	$259
2014	1,052
2015	1,084
2016	1,116
2017	1,123
Thereafter	4,200
Total minimum lease payments	$8,834

9. Fair Value of Financial Instruments
The carrying amounts of financial instruments such as cash equivalents, restricted cash, accounts receivable, accounts payable, and approximate the related fair values due to the short-term maturities of these instruments. The Company may invest its excess cash into financial instruments that are readily convertible into cash, such as marketable securities, money market funds and certificates of deposit with original maturities of three months or less at the date of purchase. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company has established guidelines to maintain safety and liquidity for our financial instruments, and the cost of securities sold is based on the specific identification method.
The authoritative guidance for fair value measurement defines fair value for accounting purposes, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three-tiered approach and that fair value measurement be classified and disclosed in one of the following three categories:

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
The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2013 (in thousands):

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$21,337	$—	$—	$21,337
Corporate notes and bonds	—	16,947	—	16,947
U.S. government and agency securities	—	27,736	—	27,736
Commercial paper	—	3,795	—	3,795
Total assets measured at fair value	$21,337	$48,478	$—	$69,815
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

 10. Investments
The following table summarizes the Company’s available-for-sale investments (in thousands) at September 30, 2013:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$16,941	$6	$—	$16,947
U.S. government and agency securities	27,730	6	—	27,736
Commercial paper	3,795	—	—	3,795
Total	$48,466	$12	$—	$48,478

The following table summarizes the maturities of the Company’s available-for-sale securities (in thousands) at September 30, 2013:

	Amortized Cost	Fair Value
Less than 1 year	$24,668	$24,673
Due in 1 to 2 years	23,798	23,805
Total	$48,466	$48,478

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
As of September 30, 2013, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income tax was $30,000 and $43,000 for the nine month periods ended September 30, 2013 and 2012, respectively. Due to the Company’s losses, it only records tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.
The total amount of unrecognized tax benefits was $382,000 as of December 31, 2012 and September 30, 2013 which would impact the Company’s effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.
The total balance of accrued interest and penalties related to uncertain tax positions was $217,000 as of September 30, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the United States and in various state jurisdictions. In previous years, the Company was also subject to income taxes in the United Kingdom based upon its legacy operations. As of September 30, 2013, the Company’s tax years after 2008 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of September 30, 2013, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2007.
12. Common Stock Offering
On August 19, 2013, the Company completed an underwriting public offering of 8,765,000 shares of common stock at a price of $9.84 per share, including 1,143,000 shares of common stock purchased by the underwriter pursuant to an over-allotment option, which the underwriters exercised in full. The Company raised approximately $80,737,000 in net proceeds after deducting underwriting discounts and commissions of $5,175,000 and other offering expenses of $335,000.

13. Subsequent Events
On October 2, 2013, the Company filed a lawsuit against Natural Molecular Testing Corporation, or NMTC, in the United States District Court for the Southern District of California seeking to collect approximately $2,702,000 of past due amounts for products previously purchased by NMTC and seeking damages for the unsatisfied purchase commitments under the Company’s agreement with NMTC.
On October 21, 2013, NMTC filed a voluntary petition in the United States Bankruptcy Court for the Western District of Washington seeking relief under Chapter 11 of Title 11 of the United States Code.  The Company has included an allowance for doubtful accounts in the amount of $2,702,000 (recorded as additional sales and marketing expense), a reserve for inventory produced for NMTC in the amount of $1,182,000 and impairment of the production equipment built for NMTC in the amount of $302,000 (both recorded in additional cost of sales) in its financial statements at September 30, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012, included in our Annual Report on
Form 10-K for the year ended December 31, 2012.
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

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor® detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the U.S. Food & Drug Administration, or the FDA, and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within approximately 30 minutes of receipt of an extracted and amplified nucleic acid sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. In the third quarter of 2013 we placed 41 new analyzers and removed 50 analyzers from NMTC. As of September 30, 2013, we had an installed base of 375 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from continuing operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses attributable to continuing operations for the nine months ended September 30, 2013 and 2012 were approximately $23,011,000 and $17,410,000, respectively. As of September 30, 2013, we had an accumulated deficit of $213,577,000. Our operations to date have been funded principally through cash from operations, borrowings, and sales of capital stock. We expect to incur increasing expenses over the next several years, principally to develop our NexGen system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.
We have developed eight tests for use with our XT-8 system and may expand this test menu. Four of our diagnostic tests have received FDA clearance, including our Cystic Fibrosis Genotyping Test, which detects genetic changes associated with cystic fibrosis, our Warfarin Sensitivity Test, which determines an individual’s ability to metabolize the oral anticoagulant warfarin, our Thrombophilia Risk Test, which detects an individual’s increased risk of blood clots, and our Respiratory Viral Panel Test, which simultaneously detects and differentiates 14 clinically relevant viruses from patients with influenza-like illnesses. Our eSensor® technology has demonstrated 100% accuracy in clinical studies compared to DNA sequencing and other standards in our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test and our Thrombophilia Risk Test. In addition, we also have developed two HCV genotyping tests, a 3A4/3A5 genotyping test and a 2C19 genotyping test, versions of which are available for research use only (RUO).
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

Results of Operations — Three months ended September 30, 2013 compared to the three months ended September 30, 2012 (in thousands):

	2013	2012	$ Change	% Change
Revenue	$4,637	$5,256	$(619)	(12)%

Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Revenue for the quarter ended September 30, 2013 decreased by $619,000, or 12% compared to the same quarter of 2012, due to lower reagent revenues of $3,986,000 versus $5,099,000 in the comparable period ended September 30, 2012. This decrease in reagent revenue was primarily driven by a lack of purchases from Natural Molecular Testing Corporation, or NMTC, during the current period. Our total revenue, excluding NMTC, grew 159% to approximately $4,637,000 during the current period compared with $1,787,000 in the same period of 2012. This decrease in reagent revenue was partially offset by higher instrument sales of $440,000 during the quarter ended September 30, 2013 over the same period in 2012.

	2013	2012	$ Change	% Change
Cost of Sales	$4,138	$3,027	$1,111	37%
Gross Profit	$499	$2,229	$(1,730)	(78)%

The increases in our cost of sales during the current quarter were primarily attributable to increased: inventory reserve of $707,000 related to NMTC; royalties and license amortization expense of $52,000; medical taxes of $57,000; instrument depreciation, warranty and repairs of $128,000; customer technical support costs of $61,000 and higher facility and depreciation expenses of $419,000 due to our expanded production infrastructure and impairment of production equipment. These increases were offset by decreased standard product costs of $360,000. The decrease to gross profit of $1,730,000 was primarily due to cost of good charges related to NMTC and decreased sales volumes.

	2013	2012	$ Change	% Change
Sales and Marketing	$4,916	$1,485	$3,431	231%

 The increase of $3,431,000 in sales and marketing expense for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily driven by a one-time increase in our allowance for doubtful accounts of $2,439,000 related to cover amounts by owed NMTC, an increase in salary expense of $534,000, an increase in commissions due to higher headcount of $81,000, additional share based compensation of $197,000, higher samples expense of $23,000, consulting expense of $74,000, and travel expenses $45,000, attributable to our commitment to expand our domestic commercial organization.

	2013	2012	$ Change	% Change
General and Administrative	$2,476	$2,510	$(34)	(1)%

General and administrative expense was $2,476,000 for the three months ended September 30, 2013 compared to $2,510,000 for the same period last year. The overall decrease of $34,000 was primarily due to lower legal fees during the current period.

	2013	2012	$ Change	% Change
Research and Development	$5,398	$4,467	$931	21%

The increase in research and development expense of $931,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to an increase in our NexGen assay development costs of $869,000. The increase in NexGen assay development expenses is mainly due to an increase in overall research and development headcount.

	2013	2012	$ Change	% Change
Other Income (Expense)	$1,497	$(18)	$1,515	8,417%

Other income (expense) represents non-operating income and expenses, earnings on cash and cash equivalents, restricted cash, marketable securities, interest expense related to debt and capital leases. The change in other income (expense) for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was due primarily to the sale of our preferred stock investment (recorded on the balance sheet in Other long-term assets) in Advanced Liquid Logic, Inc., or ALL, in connection with ALL's acquisition by Illumina, Inc., resulting in a $1,383,000 realized gain, and an increase in interest income earned on investments of $216,000, offset by amortization expense of $71,000 from related investment activity.

	2013	2012	$ Change	% Change
Provision for Income Taxes	$(23)	$(1)	$(22)	(2,200)%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Results of Operations — Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 (in thousands):

	2013	2012	$ Change	% Change
Revenue	$20,952	$11,026	$9,926	90%

Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Revenue for the nine month period ended September 30, 2013 increased by $9,926,000, or 90% compared to the same nine month period ended September 30, 2012, due to higher reagent revenues of $19,423,000 versus $10,489,000 in the comparable period ended September 30, 2012. This increase in reagent revenue was primarily driven by a 47% increase in the number of our installed base of analyzers to 375 at September 30, 2013 from 255 as of September 30, 2012, despite a decrease in consumable utilization per analyzer largely attributable to a lack of product purchases from NMTC during the current period. Revenue from NMTC represented approximately $8,162,000, or 39% of revenue, during the nine month period ended September 30, 2013. Our base business, excluding NMTC, grew 173% to approximately $12,790,000 in the nine months of 2013 compared with $4,683,000 in the same period of 2012. The increase in reagent revenue was not attributable to any one assay; however, our IVD (In Vitro Diagnostics) assay revenue in pharmacogenetics and infectious diseases increased significantly more than our other assay panels. Pricing changes were not a material cause of our significant increase in revenue. In addition to the increase in reagent revenue, higher instrument sales during the nine months ended September 30, 2013 resulted in an additional $812,000 of revenue over the same period in 2012.

	2013	2012	$ Change	% Change
Cost of Sales	$12,373	$6,878	$5,495	80%
Gross Profit	$8,579	$4,148	$4,431	107%

The increase in cost of sales for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily related to the increase in consumable revenues in the current period, as well as the impairment of inventory and production equipment due to NMTC's recent bankruptcy. Increases in our cost of sales during the current period were primarily attributable to increased: standard product costs of $2,968,000, inventory reserve of $1,214,000; royalties and license amortization expense of $454,000; instrument depreciation, warranty and repair of $309,000; and medical device taxes of $241,000. These increases were offset by manufacturing efficiencies of $165,000. We also incurred higher headcount related costs of $482,000 to support manufacturing volumes, higher supplies and prototype expenses of $399,000 due to increased production and validation of new vendors, higher temporary labor expense of $291,000, and higher facility and depreciation expenses $838,000 due to our expanded production infrastructure and impairment of production equipment, all of which were offset by higher absorption due to an increase in production volume. The improvement to gross profit during the current period of $4,431,000 was primarily due to increased sales volumes and manufacturing efficiencies. We also continue to realize improved manufacturing efficiencies by driving process improvements related to larger batch sizes, which has resulted in improved manufacturing yields.

	2013	2012	$ Change	% Change
Sales and Marketing	$9,830	$4,264	$5,566	131%

 The increase of $5,566,000 in sales and marketing expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily driven by a one-time increase in our allowance for doubtful accounts of $2,756,000 mainly related to NMTC, an increase in salary expense of $1,244,000, an increase in commissions and bonus accrual of $364,000 due to higher headcount, additional share based compensation of $469,000, higher samples expense of $181,000, consulting expense of $314,000, and travel expenses $118,000, attributable to our increase in volume and our commitment to expand our domestic commercial organization.

	2013	2012	$ Change	% Change
General and Administrative	$7,572	$7,743	$(171)	(2)%

General and administrative expense was $7,572,000 for the nine months ended September 30, 2013 compared to $7,743,000 for the same period last year. The overall decrease of $171,000 was mostly due to lower legal fees during the current period.

	2013	2012	$ Change	% Change
Research and Development	$15,786	$9,437	$6,349	67%

The increase in research and development expense of $6,349,000 for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to an increase in costs associated with the development of our NexGen instrument system of $4,060,000, and an increase in NexGen assay development costs of $2,287,000. The increase in NexGen assay development expenses is mainly due to an increase in overall research and development headcount.

	2013	2012	$ Change	% Change
Other Income (Expense)	$1,628	$(71)	$1,699	2,393%

Other income (expense) represents non-operating income and expenses, earnings on cash and cash equivalents, restricted cash, marketable securities, interest expense related to debt and capital leases. The change in other income (expense) for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due primarily due to the sale of preferred stock investment (recorded on the balance sheet in Other long-term assets) in ALL in connection with ALL's acquisition by Illumina, Inc., resulting in a $1,383,000 realized gain, an increase in investment interest income earned of $435,000, lower interest expense paid on our term loan (which was paid-in-full in July 2013) and capital lease expense of $18,000, offset by higher amortization expense of $133,000 from investment activity.

	2013	2012	$ Change	% Change
Provision for Income Taxes	$(30)	$(43)	$13	30%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and gross margin generated from revenues. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At September 30, 2013, we had $109,129,000 of working capital.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

Nine months ended (in thousands):	2013	2012
Net cash used in operating activities	$(17,500)	$(12,483)
Net cash used in investing activities	(51,367)	(3,819)
Net cash provided by financing activities	80,891	44,353
Net increase in cash and cash equivalents	$12,024	$28,051

Cash flows used in operating activities
Net cash used in operating activities increased $5,017,000 to $17,500,000 for the nine months ended September 30, 2013 compared to $12,483,000 for the nine months ended September 30, 2012. The increased use of cash during the first nine months of 2013 was primarily due to an increase in our net loss of $5,601,000.
Cash flows used in investing activities
Net cash used in investing activities increased by $47,548,000 to net cash used of $51,367,000 for the nine months ended September 30, 2013, compared to net cash provided by investing activities of $3,819,000 during the nine months ended September 30, 2012. During 2013, we purchased $52,841,000 in marketable securities, primarily consisting of corporate debt and U. S. government investments.
Cash flows provided by financing activities
Net cash provided by financing activities increased by $36,538,000 to net cash provided of $80,891,000 for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $44,353,000 for the nine months ended

September 30, 2012. During the nine months ending 2013, we received proceeds from the issuance of our common stock of $86,247,000 less underwriting discounts and commissions of $5,174,856 and other offering expenses of $335,229.
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
In September 2012, we terminated the Square 1 Bank loan and security agreement and entered into a new term loan with First PacTrust Bancorp, consisting of the following two loans.

1)
We increased the letter of credit provided to our landlord of our Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by our landlord pursuant to our second and third amendments to the lease for our Carlsbad, California location, in connection with our lease of additional space at this facility. This letter of credit was secured with $758,000 of restricted cash at September 30, 2013.

2)
We obtained a variable rate term loan from First PacTrust Bancorp in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. This term loan replaced the Square 1 equipment loan of the same amount with an interest rate of 6.75%. During the quarter ended September 30, 2013, the Company repaid all outstanding amounts under this loan.

Pursuant to the terms of the First PacTrust Bancorp business loan agreement, we were required to maintain restricted cash, honor certain representations and warranties (including, but not limited to, organization, financial information and taxes), affirmative covenants (including, but not limited to, financial records, insurance and environmental compliance and reports), negative covenants (including, but not limited to, indebtedness and liens, continuity of operations and loans, acquisitions and guaranties) and other provisions; however, we were not required to maintain liquidity ratios, restrictive covenants or other limitations, to which we were subject under the Square 1 Bank loan and security agreement.
We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our base and revenues, and expand our research and development, commercialization and manufacturing activities. Factors that could affect our capital requirements, in addition to those previously identified, include, but are not limited to:

•	the level of revenues and the rate of our revenue growth;

•	change in demand from our customers;

•	the level of expenses required to expand our commercial (sales and marketing) activities;

•	the level of research and development investment required to maintain our XT-8 system and develop our NexGen system and related test menu;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
On August 13, 2013, we entered into an Underwriting Agreement, or the Underwriting Agreement, with J.P. Morgan Securities LLC acting as sole book-running manager and as representative of the underwriters named therein, or the Underwriters, relating to the issuance and sale of 7,622,000 shares of our common stock. Under the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 1,143,000 shares of our common stock. On August 19, 2013, we completed the public offering of 8,765,000 shares of our common stock at a price of $9.84 per share and raised approximately $86,247,000 in proceeds after deducting underwriting discounts of $5,175,000 and commissions and other offering expenses of $335,000.
Although we do not currently anticipate requiring additional capital, if additional capital is required, we cannot be certain that it will be available when needed or that our actual cash requirements will not be greater than anticipated. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and there have been no material changes to such policies or estimates during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our Carlsbad, California facility, which is recorded as restricted cash on the balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks during the quarter ended September 30, 2013.
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
Interest Rate Risk
As of September 30, 2013, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We believe we have made significant progress in the development of our NexGen system and continue to remain highly focused on developing a multiplex, sample-to-answer diagnostic solution of the highest quality for our customers. As part of our ongoing development efforts, in the first quarter of 2013 we completed an extensive assessment of the program in coordination with our development partners. Based in part on this assessment and based on development milestones achieved in 213, we currently believe that the completion of development of our NexGen system will occur in the second quarter of 2014. However, our current estimate is based on a number of assumptions which could prove to be inaccurate or we may experience unanticipated technical challenges or other delays. If we are unsuccessful in completing development of our NexGen system within our expected time frame, or at all, our business and future prospects may be adversely affected.

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
In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for our customers to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services, or CMS, which is responsible for implementing the Medicare program, establishes payment levels and coverage rules under Medicare. Private payors establish rates and coverage rules independently. We cannot guarantee that any of our tests are or will be covered by the CPT codes that we believe may be applied to them or that any of our tests or other products will be approved for coverage or reimbursement by Medicare, Medicaid or any third-party payor.
Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. Most recently, in July 2013, CMS released certain proposals that would re-examine payment amounts for tests reimbursed under the Medicare clinical laboratory fee schedule due to changes in technology. CMS also proposed to bundle the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting, replacing the current methodology to make separate payments for the test. If adopted, the changes would go into effect January 1, 2014. In addition, payment methodologies may be subject to changes in healthcare legislation. In February 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand and reimbursement available for our products, which in turn, could harm our product pricing and sales. If our customers are not adequately reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline.
In January 2013, CMS implemented new molecular diagnostic CPT codes and retired the prior procedural codes used to bill for molecular testing. All Medicare contractors have now issued pricing for some or all of the new molecular pathology codes; however, the current reimbursement coverage decisions and levels vary significantly among these contractors. The disparate Medicare reimbursement coverage determinations among Medicare contractors has resulted in a current Medicare coverage disparity for the performance of a particular diagnostic testing procedure depending on the area of the United States in which the procedure is performed. In addition, certain tests to identify specific genes or analytes which have been regularly used by the medical community for a number of years and, in certain cases, established as a standard of care in making therapy decisions, including certain of the products we currently sell, were previously available for reimbursement under the prior coding system. However, some of these tests are now being denied reimbursement by particular Medicare contractors as investigational or experimental, or are currently subject to significantly reduced reimbursement rates. This is particularly true with respect to a number of our pharmacogenetic testing products. In May 2013, CMS released the proposed “gap-fill” rates for certain CPT codes from all nine Medicare contractors. In September 2013, CMS issued final “gap-fill” pricing decisions for CPT codes, which will form the basis of related payments in 2014. Unless changes to these final pricing determinations are made during the applicable reconsideration process, certain of the products we sell will not be covered by Medicare or the level of reimbursement for these products will be reduced over historical levels. If this were to occur, some of our customers will be negatively affected, which, in turn, will adversely affect our revenues.
In addition, since January 2013, some Medicare contractors and private health insurers have not paid certain clinical laboratories for molecular diagnostic test claims using the new molecular test CPT codes. We understand that some of our customers are now receiving reimbursement from Medicare; however, Medicare reimbursement among our customers remains inconsistent, reimbursement denials have increased over prior levels, and coverage decisions and reimbursement rates among Medicare contractors continue to vary widely. If Medicare does not process payments to our customers on a timely basis for past or future molecular testing services or our customers cannot support their businesses with cash flows from sources other than Medicare, our customers may significantly reduce the amount of additional product they purchase from us.
Our revenue, results of operations and cash flows would suffer upon the loss of our largest customer.*
In September 2012, we entered into a four-year contract with Natural Molecular Testing Corporation, or NMTC, pursuant to which NMTC agreed to purchase a designated minimum annual amount of product from us. Product sales to NMTC represented approximately 62% of our total revenue for the three months ended March 31, 2013 and approximately 26% of our total revenues for the quarter ended June 30, 2013. During the quarter ended September 30, 2013, we did not recognize any revenue from NMTC. On September 30, 2013, we removed all remaining XT-8 instrument systems located at NMTC’s facility. In addition, on October 2, 2013 we filed a lawsuit against NMTC in the United States District Court for the Southern District of California seeking to collect approximately $2.7 million of past due amounts for products previously purchased by NMTC and seeking damages for the unsatisfied purchase commitments under our agreement with NMTC. On October 21, 2013, NMTC filed a voluntary petition in the United States Bankruptcy Court for the Western District of Washington seeking relief under Chapter 11 of Title 11 of the United States Code. In light of this development, we significantly increased our allowance for doubtful accounts reserve for the third quarter of 2013 to cover all past due amounts owed by NMTC and recorded impairment charges related to certain inventory manufactured for NMTC and certain manufacturing equipment procured to support NMTC's prior purchasing volumes. As a result of NMTC’s bankruptcy filing, we may be unable to collect past due amounts owed by NMTC or to effectively enforce NMTC’s compliance with the terms of our agreement.
We have a history of net losses, and we may never achieve or maintain profitability.
We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We initially offered our XT-8 system and our Warfarin Sensitivity Test in July 2008, our Cystic Fibrosis Genotyping Test in July 2009, our Thrombophilia Risk Test in April 2010, and our Respiratory Viral Panel Test in September 2012. Our net losses were approximately $22.1 million and $24.0 million for the years ended December 31, 2012 and 2011, respectively. As of September 30, 2013, we had an accumulated deficit of $213.6 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to our commercial organization (sales and marketing), research and development and regulatory activities, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights and investing in corporate infrastructure. Although we believe that we will become cash flow positive over the next few years, we cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting in accordance with accounting principles generally accepted in the United States. Because the inherent limitations of internal control over financial reporting cannot guarantee the prevention or detection of a material weakness, we can never guarantee a material weakness over financial reporting will not occur, including with respect to any previously reported material weaknesses. Any future material weakness could result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, if we or our auditors are unable to certify that our internal control over financial reporting is effective, we may be subject to sanctions or investigations by regulatory authorities such as the U.S. Securities and Exchange Commission, or the SEC, or The NASDAQ Global Market, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would materially harm our business, the price of our common stock and our ability to access the capital markets.
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
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals and to affix the CE mark to market a medical device can be costly and time consuming. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, or is the subject of a premarket approval (PMA), unless the device is specifically exempt from those requirements. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain premarket approval; however, it may take longer, and 510(k) clearance or premarket approval may never be obtained. Similarly, we may not be able to obtain CE Certificates of Conformity necessary to affix the CE mark on our medical devices on a timely basis, if at all. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.
The FDA also recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is proposing to update the European Directive 98/79/EC on in vitro diagnostic medical device, or IVD Directive (IVDD), which, if enacted, could impose additional regulatory requirements upon us which could delay our ability to CE Mark our products. In addition, an important part of the EU conformity assessment process prior to CE marking of medical devices is a review of related clinical data. While a prospective clinical study may not be required in the EU, all medical devices must have accompanying clinical data. The extent of this data is dictated by the classification of the device. Certain high risk devices may require additional clinical investigations to be performed unless it is duly justified to rely on existing clinical data.
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

In August 2011, the President signed into law the Budget Control Act of 2011, which among other things, created automatic reductions to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. In January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
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

In addition, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after the earliest filing date for which a benefit is claimed. For this reason, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Another party may have filed or may in the future file patent applications covering our products or technology similar to ours. Under the “first to invent” rules applicable to patents filed before March 2013, any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office, or PTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device, biotechnology and pharmaceutical industries generally. From time to time, we may become engaged in litigation with third parties having patent or other intellectual property rights alleging that our products or proprietary technologies infringe their intellectual property rights. If a third party claims that we or any of our customers or collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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
If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.*
Our commercial success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 150 owned and exclusively licensed patents and numerous, additional pending applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents will expire between 2013 and 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that might expire between 2028 and 2033. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
We have licensed certain intellectual property from third parties related to our products, and we rely on them to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we fail to comply with our material obligations under any of our patent license agreements, the licenses may be terminated and we could lose license rights that are important to our business. Furthermore, additional licenses we may need may not be available to us on commercially reasonable terms, or at all, which could adversely affect our results of operations and growth prospects.
The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States or in many foreign jurisdictions. Both the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. Two recent Supreme Court cases, Association for Molecular Pathology et al. v. Myriad Genetics, Inc., et al. and Mayo Collaborative Services v. Prometheus Laboratories, have introduced additional questions regarding the patentability of isolated genes, gene fragments, proteins, peptides, natural products, and related diagnostic and therapeutic methods which are likely to be resolved only through continued litigation. The overall impact of these decisions and others on the molecular diagnostics industry remains uncertain.
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
The patent situation in the medical device and diagnostic fields outside the United States is even more uncertain. We have a number of foreign patents and pending applications. However, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in obtaining, protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
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
A significant portion of our revenue is derived from our Respiratory Viral Panel Test and demand for this product can be seasonal based upon influenza and other respiratory-related outbreaks. Also, unanticipated changes in customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. These constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion or investments in anticipation of growth that does not materialize, or develops more slowly than we expect, could harm our financial results and result in overcapacity.
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
As of December 31, 2012, we had net operating loss, or NOL, carryforwards of approximately $121.2 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2032. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. As of December 31, 2012, we estimated that approximately $63.7 million of U.S. federal net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code. Our ability to use the current NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use NOL carryforwards. We have recorded a full valuation allowance against our deferred net assets.
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

GENMARK DIAGNOSTICS, INC.

Date:	November 12, 2013	By:	/s/ Hany Massarany
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ Richard B. Slansky
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