Form 10-Q
period 2014-03-31
GenMark Diagnostics, Inc.
filed 2014-05-06
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34753

GenMark Diagnostics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2053069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5964 La Place Court Carlsbad, California	92008-8829
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on May 1, 2014 was 41,610,023.

GENMARK DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$27,883	$35,723
Investments	69,793	69,866
Accounts receivable - net of allowances of $2,736 and $2,736	2,576	2,859
Inventories	1,768	2,102
Prepaid expenses and other current assets	627	552
Total current assets	102,647	111,102
Property and equipment, net	9,590	8,591
Intangible assets, net	1,140	1,197
Restricted cash	758	758
Other long-term assets	106	106
Total assets	$114,241	$121,754
Current liabilities
Accounts payable	$3,833	$3,863
Accrued compensation	3,385	3,375
Loan payable	—	37
Other current liabilities	2,895	2,962
Total current liabilities	10,113	10,237
Long-term liabilities
Deferred rent	1,566	1,601
Other noncurrent liabilities	745	748
Total liabilities	12,424	12,586
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 41,585 and 41,520 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	334,777	333,363
Accumulated deficit	(232,992)	(224,209)
Accumulated other comprehensive income	28	10
Total stockholders’ equity	101,817	109,168
Total liabilities and stockholders’ equity	$114,241	$121,754

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Product revenue	$7,866	$10,968
License and other revenue	47	133
Total revenue	7,913	11,101
Cost of revenue	3,710	5,034
Gross profit	4,203	6,067
Operating expenses
Sales and marketing	2,979	2,359
General and administrative	2,814	2,558
Research and development	7,270	5,381
Total operating expenses	13,063	10,298
Loss from operations	(8,860)	(4,231)
Other income (expense)
Interest income	284	75
Interest expense	(1)	(7)
Other income (expense)	(200)	(5)
Total other income (expense)	83	63
Loss before income taxes	(8,777)	(4,168)
Provision for income taxes	(6)	(7)
Net loss	$(8,783)	$(4,175)
Net loss per share, basic and diluted	$(0.21)	$(0.13)
Weighted average number of shares outstanding, basic and diluted	41,079	31,835
Other comprehensive loss
Net loss	$(8,783)	$(4,175)
Net unrealized gains (losses) on available-for-sale investments, net of tax	12	(4)
Comprehensive loss	$(8,771)	$(4,179)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(8,783)	$(4,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	498
Amortization of premiums on investments	198	—
Stock-based compensation	1,389	697
Provision for bad debt	—	29
Non-cash inventory adjustments	219	403
Changes in operating assets and liabilities:
Accounts receivable	283	(1,202)
Inventories	169	(1,531)
Prepaid expenses and other current assets	107	(116)
Accounts payable	(449)	129
Accrued compensation	10	(856)
Other liabilities	(101)	20
Net cash used in operating activities	(6,384)	(6,104)
Investing activities
Change in restricted cash	—	249
Purchase of available-for-sale securities	(13,039)	(13,848)
Payments for intellectual property licenses	—	(345)
Purchases of property and equipment	(1,149)	(1,003)
Proceeds from sales of marketable securities	5,499	2,000
Maturities of short-term investments	7,250	—
Net cash used in investing activities	(1,439)	(12,947)
Financing activities
Principal repayment of borrowings	(42)	(287)
Proceeds from stock option exercises	25	105
Net cash used in financing activities	(17)	(182)
Net decrease in cash and cash equivalents	(7,840)	(19,233)
Cash and cash equivalents at beginning of period	35,723	51,250
Cash and cash equivalents at end of period	$27,883	$32,017
Non-cash investing and financing activities
Transfer of systems from property and equipment into inventory	$54	$54
Property and equipment costs incurred but not paid included in accounts payable	$1,022	$333
Intellectual property acquisition included in other noncurrent liabilities	$—	$453
Supplemental cash flow disclosures
Cash paid for income taxes, net	$8	$—
Cash received for interest	$284	$75
Cash paid for interest	$1	$7

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
Basis of Presentation
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and had an accumulated deficit of $233.0 million at March 31, 2014. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents, restricted cash and investments at March 31, 2014 were $98.4 million. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 11, 2014. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

Segment Information
The Company currently operates in one reportable business segment, which encompasses the development, manufacturing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Substantially all of the Company’s operations and assets are in the United States of America.
 Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or the FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial condition or results of operations upon adoption.
Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist of cash on deposit with banks, money market instruments and certificates of deposit with original maturities of three months or less at the date of purchase. Short-term investments consist of certificates of deposit that mature in greater than three months, but less than one year from the date of purchase. The carrying amounts reported in the balance sheets for cash, cash equivalents and short-term investments, if any, are stated at cost which approximates their fair market value.
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 at March 31, 2014, which is held as security for the Company’s letter of credit with Banc of California related to the Company's facility lease.
Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and a reserve for unknown items based upon the Company’s historical experience.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee related compensation accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual results could differ from those estimates.

Product Shipment Costs
Product shipment costs are included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss. Shipping and handling costs were approximately $58,000 and $97,000 for the three month periods ended March 31, 2014 and 2013, respectively.
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and include direct labor, materials, and manufacturing overhead. The Company periodically reviews inventory for evidence of slow-moving or obsolete parts, and writes inventory down to market. This write down is based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life assumptions, and assumptions about the likelihood of obsolescence. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.
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
2. Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, and restricted stock units granted to employees and directors in exchange for services. The compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administration expenses based on the employee's respective function.
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
Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest. As of March 31, 2014, there were 355,915 shares available for future grant under the 2010 Plan. Each grant of stock options, restricted stock awards and restricted stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,821,216	$6.89
Granted	805,414	$12.30
Exercised	(5,816)	$4.35
Cancelled	(27,549)	$6.82
Outstanding at March 31, 2014	2,593,265	$8.58
Exercisable at March 31, 2014	1,182,398	$5.90
The weighted average fair value of stock options granted during the three months ended March 31, 2014 was $7.79. Options that were exercisable as of March 31, 2014 had a remaining weighted average contractual term of 6.84 years, and an aggregate intrinsic value of $4,870,078. As of March 31, 2014, there were 2,593,265 stock options outstanding, which had a remaining weighted average contractual term of 7.98 years and an aggregate intrinsic value of $6,017,259.

Valuation of Stock-Based Awards
The assumptions used in the valuation of stock-based awards for the periods ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended
	March 31,
	2014	2013
Expected volatility (%)	70%	74%
Expected life (years)	6.08	6.08
Risk free interest rate (%)	1.82%	1.08%
Expected dividend yield (%)	0%	0%

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the three month period ended March 31, 2014 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	508,606	$4.54	474,847	$11.51
Granted	—	$—	367,382	$12.30
Vested	(139,162)	$4.33	(59,112)	$10.92
Canceled or expired	(13,094)	$4.71	(12,512)	$10.70
Non-vested at March 31, 2014	356,350	$4.61	770,605	$11.95

 As of March 31, 2014, there was $1,532,995 of unrecognized compensation cost related to outstanding restricted stock awards, which is expected to be recognized over a weighted average period of 1.87 years. The total fair value of restricted stock awards that vested during the three month periods ended March 31, 2014 and 2013 was $1,746,771 and $147,221, respectively. As of March 31, 2014, there was $8,160,500 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.08 years.
Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates in accordance with specific provisions in the applicable award agreement. During the three month period ended March 31, 2014, the Company did not grant any shares of restricted stock. The Company granted 367,382 restricted stock units during the three month period ended March 31, 2014, which had a grant date fair value of $12.30 per share. During the three month periods ended March 31, 2014 and 2013, stock compensation expense for restricted stock units and awards was charged to expense over the restriction period and amounted to $911,119 and $384,000, respectively.
The Company issued performance-based restricted stock units for the first time in March 2014. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined timeline. Stock-based compensation expense for these performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. At March 31, 2014, there was $531,360 of unrecognized stock-based compensation expense related to these awards.
Employee Stock Purchase Plan
Following the adoption of the GenMark Diagnostics, Inc. 2013 Employee Stock Purchase Plan, or the ESPP, by the Company’s Board of Directors in March 2013, the Company's stockholders approved the ESPP in May 2013 at the Company's Annual Meeting of Stockholders. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of March 31, 2014, there were 616,561 shares of common stock available for issuance under the ESPP. As the ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense has been recorded during the three month period ended March 31, 2014.

The fair value of each purchase option under the ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
March 31,
2014
Expected volatility (%)	47%
Expected life (years)	0.5
Risk free rate (%)	0.07%
Expected dividend yield (%)	0%

3. Net Loss per Common Share
Basic net loss per share is calculated by dividing loss available to stockholders of our common stock (the numerator) by the weighted average number of shares of our common stock outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated in a similar way to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued, unless the effect would be anti-dilutive.
The computations of diluted net loss per share for the three month periods ended March 31, 2014 and 2013 did not include the effects of the following stock options and restricted stock awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands).

	Three Months Ended March 31,
	2014	2013
Options outstanding to purchase common stock	2,593	1,888
Unvested restricted stock	1,127	797
Total	3,720	2,685

4. Inventories
Inventory on hand as of March 31, 2014 and December 31, 2013 was comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$741	$713
Work-in-process	659	437
Finished goods	368	952
	$1,768	$2,102

 5. Property and Equipment, net
Property and equipment comprised the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment—at cost:
Plant and machinery	$4,404	$3,260
Instruments	6,874	7,013
Office equipment	1,352	1,325
Leasehold improvements	4,013	3,755
Total property and equipment—at cost	16,643	15,353
Less accumulated depreciation	(7,053)	(6,762)
Property and equipment, net	$9,590	$8,591

Depreciation expense was $516,000 and $416,000 for the three month periods ended March 31, 2014 and 2013, respectively.

6. Intangible Assets, net
Intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$2,347	(1,207)	$1,140	$2,409	(1,212)	$1,197

 Intellectual property licenses have a weighted average remaining amortization period of 7.03 years as of March 31, 2014. Amortization expense for intangible assets for the three month periods ended March 31, 2014 and 2013 was $58,000 and $64,000, respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2014	$107
2015	142
2016	140
2017	140
2018	140
Thereafter	471
Total	$1,140

7. Loan Payable
In September 2012, the Company entered into a term loan with Banc of California, consisting of the following two loans.
1) The Company increased the letter of credit provided to its landlord of its Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by the Company’s landlord in connection with the Company’s lease of additional space at this facility. This letter of credit was secured with $758,000 of restricted cash at March 31, 2014.
2) The Company obtained a variable rate term loan from Banc of California in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. As of December 31, 2013, the Company had repaid all outstanding amounts under this loan.
8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $295,000 and $199,000 for the three month periods ended March 31, 2014 and 2013, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of March 31, 2014 and December 31, 2013 was $1,698,000 and $1,725,000, respectively. As of March 31, 2014, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Amount
Remaining in 2014	$793
2015	1,084
2016	1,116
2017	1,123
2018	1,155
Thereafter	3,045
Total minimum lease payments	$8,316

9. Fair Value of Financial Instruments
The carrying amounts of financial instruments, such as cash equivalents, restricted cash, accounts receivable, and accounts payable approximate the related fair values due to the short-term maturities of these instruments.

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
The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$10	$—	$—	$10
Corporate notes and bonds	—	25,469	—	25,469
U.S. government and agency securities	—	36,032	—	36,032
Commercial paper	—	8,292	—	8,292
	$10	$69,793	$—	$69,803

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$20	$—	$—	$20
Corporate notes and bonds	—	22,954	—	22,954
U.S. government and agency securities	—	43,115	—	43,115
Commercial paper	—	3,797	—	3,797
	$20	$69,866	$—	$69,886
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

 10. Investments
The following table summarizes the Company’s available-for-sale investments at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$25,469	$—	$—	$25,469
U.S. government and agency securities	36,020	12	—	36,032
Commercial paper	8,292	—	—	8,292
Total	$69,781	$12	$—	$69,793

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$22,950	$4	$—	$22,954
U.S. government and agency securities	43,124	—	(9)	43,115
Commercial paper	3,797	—	—	3,797
Total	$69,871	$4	$(9)	$69,866

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,020	$56,031
Due after one year through two years	13,761	13,762
Total	$69,781	$69,793

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
As of March 31, 2014, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income taxes was $6,000 and $7,000 for the three month periods ended March 31, 2014 and 2013, respectively. Due to the Company’s losses, it only records a tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.
The total amount of unrecognized tax benefits was $382,000 as of each of December 31, 2013 and March 31, 2014, which would impact the Company’s effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.
The total balance of accrued interest and penalties related to uncertain tax positions was $228,000 as of March 31, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company expects its unrecognized tax benefits to change during the next 12 months due to the expiration of the statute of limitations for the tax year in which the benefit was taken.
The Company is subject to taxation in the United States and in various state jurisdictions. In previous years, the Company was also subject to income taxes in the United Kingdom based upon its legacy operations. As of March 31, 2014, the Company’s tax years after 2008 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of March 31, 2014, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013, included in our Annual Report on
Form 10-K for the year ended December 31, 2013.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding our results of operations, sales and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “plan,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in or implied by any forward-looking statements.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 11, 2014. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

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

We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor® detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the FDA and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within approximately 30 minutes of receipt of an extracted and amplified nucleic acid sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of March 31, 2014, we had an installed base of 444 XT-8 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the three months ended March 31, 2014 and 2013 were approximately $8,783,000 and $4,175,000, respectively. As of March 31, 2014, we had an accumulated deficit of $232,992,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop our NexGen system and additional diagnostic tests, as well as to further increase our capability to manufacture, sell and market our products.

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

We are also currently developing seven assays for our NexGen system, which include gram-positive and gram-negative bacterial identification panels, a respiratory panel (RP), a gastrointestinal (GI) panel, an HCV genotyping panel, a central nervous system (CNS) infection panel, and a fungal infection panel. We intend to continue investing in our NexGen system and its related test menu for the foreseeable future. We currently expect to complete the development of our NexGen system in the summer of 2014, initiate the European launch of the system in late 2014, and launch the system in the United States in the second half of 2015.

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

Our growth plans in 2014 focus primarily on reagent rental agreements and sales of our current XT-8 system. In late 2014 and beyond, our growth plans also focus on sales and placements of our NexGen system that is currently under development. We do not anticipate any U.S. sales of our NexGen system in 2014 and expect only a limited number of international sales of our NexGen system in late 2014. We plan to continue expanding our base of XT-8 customers and systems as well as test utilization among our customers. We expect sales of our XT-8 test cartridges to be our primary source of revenue during 2014 and until the commercial launch of our NexGen system and related tests.

Cost of Revenues

Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable test kits for our XT-8 system, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating systems that have been placed with our customers under a reagent rental agreement, amortization of licenses related to our products and other costs such as warranty, royalty and customer technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our XT-8 systems are procured from a contract manufacturer and are generally capitalized as fixed assets and depreciated on a straight line basis over their useful life as a charge to cost of revenues. We expect our cost of revenues to increase as we place additional XT-8 systems and manufacture and sell our menu of accompanying diagnostic tests; however, we expect our gross margins to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

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

Research and Development Expenses

Research and development expenses primarily include expenses related to the development of our NexGen instrument and related test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. These expenses primarily consist of salaries, benefits, stock-based compensation costs, outside design and consulting services, laboratory supplies, contract research organization expenses, clinical study supplies and facility costs. We expense all research and development costs in the periods in which they are incurred. We expect research and development costs to increase as we complete development of our NexGen system and invest in expanding its related test menu.

General and Administrative Expenses

Our general and administrative expenses include expenses related to our executive, accounting and finance, compliance, information technology, legal, facilities, human resource, administrative and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, travel, insurance, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

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

Interest Income and Interest Expense

Interest income includes interest earned on our cash, cash equivalents and investments. Interest expense represents interest incurred on our loan payable and on other liabilities.

Provision for Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for our valuation allowance. If it is more likely than not that we will not recover our deferred tax assets, we will increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.
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
Results of Operations — Three months ended March 31, 2014 compared to the three months ended March 31, 2013 (in thousands):

	March 31,
	2014	2013	$ Change	% Change
Revenue	$7,913	$11,101	$(3,188)	(29)%

Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Revenue for the quarter ended March 31, 2014 decreased by $3,188,000, or 29%, compared to the same quarter of 2013, due to lower consumable revenues of $7,433,000 versus $10,806,000 in the comparable period ended March 31, 2013. This decrease in consumable revenue was primarily driven by a lack of purchases from Natural Molecular Testing Corporation, or NMTC, during the current period. Our base business, which excludes revenues attributable to NMTC, grew 84% to approximately $7,913,000 in the period ended March 31, 2014 compared with $4,312,000 in the same period of 2013. Reagent revenue during the current quarter from the Company's base business increased by 85% over the prior year period. The increase in revenue from our base business during the current quarter compared to the same period last year was primarily attributable to a significant increase in the purchase of our infectious disease assays. Pricing changes did not have an impact on revenue during the quarter.

	March 31,
	2014	2013	$ Change	% Change
Cost of Revenue	$3,710	$5,034	$(1,324)	(26)%
Gross Profit	$4,203	$6,067	$(1,864)	(31)%

The decrease in cost of revenue for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 was primarily related to the decrease in consumable revenues in the current period. Decreases in our cost of revenue were primarily attributable to decreased standard product costs of $1,364,000, lower headcount and temporary labor costs of $412,000, lower royalties and license amortization expense of $52,000, and lower inventory reserve expense of $107,000. We incurred higher instrument depreciation, warranty and repair costs of $112,000, reagent warranty expense of $23,000 and reduced benefit from manufacturing efficiencies of $105,000. The decrease in gross profit of $1,864,000 was primarily due to decreased sales volumes.

	March 31,
	2014	2013	$ Change	% Change
Sales and Marketing	$2,979	$2,359	$620	26%

 The increase of $620,000 in sales and marketing expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily driven by an increase in personnel related costs of $706,000, including stock-based compensation expense of $203,000, incurred in connection with our commitment to build our global commercial team. This increase was primarily offset by a decrease in professional marketing support services of $205,000.

	March 31,
	2014	2013	$ Change	% Change
General and Administrative	$2,814	$2,558	$256	10%

General and administrative expense increased $256,000 to $2,814,000 for the three months ended March 31, 2014 compared to $2,558,000 for the same period last year. The overall increase was primarily due to stock-based compensation expense of $341,000, employee related costs of $128,000, and software maintenance and other fees of $67,000, offset by a decrease in professional fees of $334,000 paid for accounting and auditing related support.

	March 31,
	2014	2013	$ Change	% Change
Research and Development	$7,270	$5,381	$1,889	35%

The increase in research and development expense of $1,889,000 for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to increased NexGen platform and assay development expenses of $1,417,000 and $809,000, respectively, which were partially offset by a decrease in professional fees for software development of $346,000. Overall increases in research and development were attributable to increases in headcount to support the development of our NexGen system.

	March 31,
	2014	2013	$ Change	% Change
Other Income (Expense)	$83	$63	$20	32%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash and cash equivalents, restricted cash, marketable securities, interest expense related to debt, and capital leases. The change in other income (expense) for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was due primarily to an increase in interest earned on marketable securities of $209,000, offset by amortization expense of $197,000 from related investment activity.

	March 31,
	2014	2013	$ Change	% Change
Provision for Income Taxes	$(6)	$(7)	$1	14%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.
Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At March 31, 2014, we had $92,534,000 of working capital, including $97,676,000 in cash, cash equivalents, and short-term investments.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	March 31,
Three months ended (in thousands):	2014	2013
Net cash used in operating activities	$(6,384)	$(6,104)
Net cash used in investing activities	(1,439)	(12,947)
Net cash used in financing activities	(17)	(182)
Net decrease in cash and cash equivalents	$(7,840)	$(19,233)

Cash flows used in operating activities
Net cash used in operating activities increased $280,000 to $6,384,000 for the three months ended March 31, 2014 compared to $6,104,000 for the three months ended March 31, 2013. The increased use of cash during the first three months of 2014 was primarily due to an increase in our net loss of $4,608,000, offset by increases in stock-based compensation of $692,000, and decreases in accounts receivable of $1,485,000, inventories of $1,700,000, and other assets of $223,000.
Cash flows used in investing activities
Net cash used in investing activities decreased by $11,508,000 to net cash used of $1,439,000 for the three months ended March 31, 2014, compared to net cash used in investing activities of $12,947,000 during the three months ended March 31, 2013, primarily due to increases in proceeds from sales of marketable securities of $3,499,000 and maturity of short-term investments of $7,250,000.

Cash flows used in financing activities
Net cash used in financing activities decreased by $165,000 to net cash used of $17,000 for the three months ended March 31, 2014, compared to net cash used in financing activities of $182,000 for the three months ended March 31, 2013, due to a decrease of principal repayment of borrowings of $245,000 offset by a decrease in the proceeds from stock option exercises of $80,000.
We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, and expand our research and development, commercialization and manufacturing activities. Factors that could affect our capital requirements, in addition to those previously identified, include, but are not limited to:

•	the level of revenues and the rate of our revenue growth;

•	change in demand from our customers;

•	the level of expenses required to expand our commercial (sales and marketing) activities;

•	the level of research and development investment required to develop our NexGen system and related test menu and maintain our XT-8 system;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
On August 19, 2013, we completed the public offering of 8,765,000 shares of our common stock at a price of $9.84 per share and raised approximately $80,672,000 in net proceeds.
Although we do not currently anticipate requiring additional capital, if additional capital is required, we cannot be certain that it will be available when needed or that our actual cash requirements will not be greater than anticipated. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

In September 2012, we entered into a term loan with Banc of California, consisting of the following two loans.

1) We increased the letter of credit provided to our landlord of our Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by our landlord in connection with our lease of additional space at this facility. This letter of credit was secured with $758,000 of restricted cash at March 31, 2014.

2) We obtained a variable rate term loan from Banc of California in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. As of December 31, 2013, we had repaid all outstanding amounts under this loan.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and there have been no material changes to such policies or estimates during the three months ended March 31, 2014.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our Carlsbad, California facility, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks during the quarter ended March 31, 2014.
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
Interest Rate Risk
As of March 31, 2014, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

Foreign Currency Exchange Risks
All of our operating facilities are located within the United States. We are a U.S. entity and our functional currency is the U.S. dollar. Virtually all of our revenues are based in the United States. In 2010, we entered into a license agreement that required payment in Euros, which is now terminated, and a small portion of our expenses in the first quarter of 2010 relating to our corporate office were transacted in British Pounds. Although we incorporated our Swiss subsidiary, GenMark Diagnostics Europe GmbH, in the first quarter of 2014, we currently have no material operations outside of the United States, which significantly diminishes the extent of any foreign currency exchange risk we currently face.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
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
There have been no material changes to our risk factors during the three months ended March 31, 2014. For additional information regarding risk factors, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	May 6, 2014	By:	/s/ Hany Massarany
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2014	By:	/s/ Richard B. Slansky
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the SEC on March 19, 2010).
10.1	The GenMark Diagnostics, Inc. 2014 Bonus Plan (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2014).†
10.2	Form of Amendment of Restricted Stock, Restricted Stock Unit and/or Stock Option Agreement(s).†
10.3	Employment Offer Letter dated April 1, 2013 by and between Clinical Micro Sensors, Inc., d.b.a. GenMark Diagnostics and Ingo Chakravarty.†
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management compensation plan.