Form 10-Q
period 2014-06-30
GenMark Diagnostics, Inc.
filed 2014-08-11
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on August 8, 2014, was 41,728,600.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$26,832	$35,723
Marketable securities	62,570	69,866
Accounts receivable, net of allowances of $2,736 and $2,736, respectively	2,128	2,859
Inventories	1,151	2,102
Prepaid expenses and other current assets	1,146	552
Total current assets	93,827	111,102
Property and equipment, net	9,947	8,591
Intangible assets, net	1,998	1,197
Restricted cash	758	758
Other long-term assets	106	106
Total assets	$106,636	$121,754
Current liabilities
Accounts payable	$3,272	$3,863
Accrued compensation	4,750	3,375
Other current liabilities	3,673	2,999
Total current liabilities	11,695	10,237
Long-term liabilities
Deferred rent	1,531	1,601
Other non-current liabilities	742	748
Total liabilities	13,968	12,586
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 41,752 and 41,520 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	336,865	333,363
Accumulated deficit	(244,202)	(224,209)
Accumulated other comprehensive income	1	10
Total stockholders’ equity	92,668	109,168
Total liabilities and stockholders’ equity	$106,636	$121,754

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Product revenue	$6,494	$5,138	$14,360	$16,106
License and other revenue	61	77	108	210
Total revenue	6,555	5,215	14,468	16,316
Cost of revenue	3,189	3,201	6,899	8,235
Gross profit	3,366	2,014	7,569	8,081
Operating expenses
Sales and marketing	3,379	2,556	6,357	4,915
General and administrative	3,129	2,539	5,943	5,096
Research and development	8,123	5,006	15,393	10,388
Total operating expenses	14,631	10,101	27,693	20,399
Loss from operations	(11,265)	(8,087)	(20,124)	(12,318)
Other income (expense)
Interest income	271	136	555	211
Interest expense	(2)	(7)	(4)	(14)
Other income (expense)	(195)	(60)	(394)	(65)
Total other income	74	69	157	132
Loss before income taxes	(11,191)	(8,018)	(19,967)	(12,186)
Provision for income taxes	19	1	26	8
Net loss	$(11,210)	$(8,019)	$(19,993)	$(12,194)
Net loss per share, basic and diluted	$(0.27)	$(0.25)	$(0.49)	$(0.38)
Weighted average number of shares outstanding, basic and diluted	41,293	31,891	41,186	31,920
Other comprehensive loss
Net loss	$(11,210)	$(8,019)	$(19,993)	$(12,194)
Net unrealized gains (losses) on marketable securities, net of tax	26	(5)	9	(9)
Comprehensive loss	$(11,184)	$(8,024)	$(19,984)	$(12,203)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(19,993)	$(12,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,167	1,036
Amortization of premiums on marketable securities	394	63
Stock-based compensation	2,949	1,657
Provision for bad debt	—	309
Non-cash inventory adjustments	457	546
Changes in operating assets and liabilities:
Accounts receivable	731	(1,545)
Inventories	608	(1,752)
Prepaid expenses and other current assets	(447)	(485)
Accounts payable	(501)	(310)
Accrued compensation	1,375	(155)
Other liabilities	(259)	(498)
Net cash used in operating activities	(13,519)	(13,328)
Investing activities
Change in restricted cash	—	500
Payments for intellectual property licenses	—	(345)
Purchases of property and equipment	(2,626)	(2,168)
Purchases of marketable securities	(28,200)	(20,206)
Proceeds from sales of marketable securities	7,497	3,250
Maturities of marketable securities	27,450	—
Net cash provided by (used in) investing activities	4,121	(18,969)
Financing activities
Proceeds from issuance of common stock	373	—
Principal repayment of borrowings	(46)	(561)
Proceeds from borrowings	—	166
Proceeds from stock option exercises	180	278
Net cash provided by (used in) financing activities	507	(117)
Net decrease in cash and cash equivalents	(8,891)	(32,414)
Cash and cash equivalents at beginning of period	35,723	51,250
Cash and cash equivalents at end of period	$26,832	$18,836
Non-cash investing and financing activities
Transfer of XT-8 instruments from property and equipment to inventory	$113	$226
Property and equipment costs included in accounts payable	$513	$520
Intellectual property acquisitions included in other current liabilities	$900	$556
Supplemental cash flow disclosures
Cash paid for income taxes, net	$26	$6
Cash received for interest	$555	$211
Cash paid for interest	$4	$14

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
The reorganization was deemed to be a transaction under common control; therefore, GenMark accounted for the reorganization in a manner similar to a pooling-of-interests, meaning:
i.assets and liabilities were carried over at their respective carrying values;
ii.common stock was carried over at the nominal value of the shares issued by GenMark;
iii.additional paid-in capital represented the difference between the nominal value of the shares issued by GenMark, and the total of the additional paid-in capital and nominal value of Osmetech’s shares cancelled pursuant to the reorganization; and
iv.the accumulated deficit represented the aggregate of the accumulated deficit of Osmetech and GenMark.
Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for common stock of the Company.

Basis of Presentation
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and had an accumulated deficit of $244,202,000 as of June 30, 2014. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of June 30, 2014 were $89,402,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.
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

Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of cash on deposit with banks, money market instruments and certificates of deposit with original maturities of three months or less at the date of purchase. Marketable securities consist of certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities that mature in greater than three months. Marketable securities are accounted for as "available-for-sale" with the carrying amounts reported in the balance sheets stated at cost, which approximates their fair market value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss.

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of June 30, 2014, which is held as security for the Company’s letter of credit with Banc of California related to the Company's facility lease.

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

Intangible Assets
Intangible assets comprise licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally 10 years. Amortization of licenses typically begins upon the Company obtaining access to the licensed technology and is recorded in cost of revenues for licenses supporting commercialized products. The amortization of licenses to technology supporting products in development is recorded in research and development expenses.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and include direct labor, materials, and manufacturing overhead. The Company periodically reviews inventory for evidence of slow-moving or obsolete parts, and writes inventory down to market value. This write down is based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life assumptions, and assumptions about the likelihood of obsolescence. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

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

2. Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, restricted stock awards and restricted stock units granted to employees and directors in exchange for services and employee stock purchases related to the Employee Stock Purchase Plan, or the ESPP. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administration expenses based on the employee's respective function.
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
Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest. As of June 30, 2014, there were 314,168 shares available for future grant under the 2010 Plan.

Each grant of stock options, restricted stock awards and restricted stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1,821,216	$6.89
Granted	923,916	11.92
Exercised	(37,338)	4.83
Cancelled	(49,024)	8.43
Outstanding as of June 30, 2014	2,658,770	$8.64	$7.89	$12,347,000
Exercisable as of June 30 2014	1,211,467	$6.08	$6.73	$9,040,000

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the six months ended June 30, 2014:

	Six Months Ended
	June 30,
	2014	2013
Expected volatility	69%	74%
Expected life (years)	6.08	6.08
Risk free interest rate	1.82%	1.07%
Expected dividend yield	—%	—%
Weighted average fair value	$7.49	$7.36

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2014 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	508,606	$4.54	474,847	$11.51
Granted	—	—	472,937	11.77
Vested	(191,540)	4.35	(114,031)	12.10
Cancelled or expired	(24,187)	6.23	(24,488)	11.16
Unvested as of June 30, 2014	292,879	$4.52	809,265	$11.59

 As of June 30, 2014, there was $1,216,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.63 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2014 and 2013 was $2,308,000 and $1,033,000, respectively. As of June 30, 2014, there was $8,270,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.92 years.
Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates in accordance with specific provisions in the applicable award agreement. During the six months ended June 30, 2014 and 2013, stock compensation expense for restricted stock units and awards was charged to expense over the restriction period and amounted to $2,037,000 and $706,000, respectively.
The Company issued performance-based restricted stock units in March 2014. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined timeline. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. During the three and six months ended June 30, 2014, expense of $12,000 and $37,000, respectively, was recognized, based on the probability of achieving the applicable performance criteria under these awards. As of June 30, 2014, there was $84,000 of unrecognized stock-based compensation expense related to these awards.

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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. During the six months ended June 30, 2014, employees purchased 39,820 shares at a price of $11.01 per share. As of June 30, 2014, there were 576,741 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, as such stock-based compensation expense has been recorded during the six months ended June 30, 2014.
The following table presents the weighted average assumptions used by the Company to estimate the fair value of shares purchasable under the Company’s ESPP, as well as the resulting weighted average fair values for the six months ended June 30, 2014:

Six Months Ended
June 30, 2014
Expected volatility	47%
Expected life (years)	0.5
Risk free rate	0.07%
Expected dividend yield	—%
Weighted average fair value	$2.94

3. Net Loss per Common Share
Basic net loss per share is calculated by dividing loss available to stockholders of th Company's common stock (the numerator) by the weighted average number of shares of the Company's common stock outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated in a similar way to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued, unless the effect would be anti-dilutive.
The computations of diluted net loss per share for the three and six month periods ended June 30, 2014 and 2013 did not include the effects of the following stock options and restricted stock awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options outstanding to purchase common stock	2,659	1,822	2,659	1,822
Unvested restricted stock	1,145	1,053	1,145	1,053
Total	3,804	2,875	3,804	2,875

4. Inventories
Inventory on hand as of June 30, 2014 and December 31, 2013 was comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$321	$713
Work-in-process	422	437
Finished goods	408	952
	$1,151	$2,102

5. Property and Equipment, net
Property and equipment as of June 30, 2014 and December 31, 2013 was comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment — at cost:
Machinery and laboratory equipment	$4,820	$3,260
Instruments	7,040	7,013
Office equipment	1,417	1,325
Leasehold improvements	4,162	3,755
Total property and equipment — at cost	17,439	15,353
Less: accumulated depreciation	(7,492)	(6,762)
Property and equipment, net	$9,947	$8,591
Depreciation expense was $552,000 and $476,000 for the three months ended June 30, 2014 and 2013, respectively, and was $1,068,000 and $892,000 for the six months ended June 30, 2014 and 2013, respectively.

6. Intangible Assets, net
Intangible assets as of June 30, 2014 and December 31, 2013 were comprised of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$3,247	(1,249)	$1,998	$2,409	(1,212)	$1,197
 Intellectual property licenses have a weighted average remaining amortization period of 7.86 years as of June 30, 2014. Amortization expense for intangible assets was $41,000 and $80,000 for the three months ended June 30, 2014 and 2013, respectively, and was $99,000 and $144,000 for the six months ended June 30, 2014 and 2013, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2014	$128
2015	257
2016	254
2017	254
2018	254
Thereafter	851
Total	$1,998

7. Loan Payable
In September 2012, the Company entered into a term loan with Banc of California, consisting of the following two loans.
1) The Company increased the letter of credit provided to its landlord of its Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by the Company’s landlord in connection with the Company’s lease of additional space at this facility. This letter of credit was secured with $758,000 of restricted cash as of June 30, 2014.
2) The Company obtained a variable rate term loan from Banc of California in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. As of December 31, 2013, the Company had repaid all outstanding amounts under this loan.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $295,000 and $266,000 for the three months ended June 30, 2014 and 2013, respectively, and $590,000 and $465,000 for the six months ended June 30, 2014 and 2013, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of June 30, 2014 and December 31, 2013 was $1,671,000 and $1,725,000, respectively.
As of June 30, 2014, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2014	$534
2015	1,084
2016	1,116
2017	1,123
2018	1,156
Thereafter	3,044
Total	$8,057

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
The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$7,366	$—	$—	$7,366
Corporate notes and bonds	—	26,652	—	26,652
U.S. government and agency securities	—	33,420	—	33,420
Commercial paper	—	2,498	—	2,498
Total	$7,366	$62,570	$—	$69,936

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$20	$—	$—	$20
Corporate notes and bonds	—	22,954	—	22,954
U.S. government and agency securities	—	43,115	—	43,115
Commercial paper	—	3,797	—	3,797
Total	$20	$69,866	$—	$69,886
Level 2 marketable securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs.

10. Marketable Securities
The following table summarizes the Company’s marketable securities as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$26,669	$6	$(23)	$26,652
U.S. government and agency securities	33,417	9	(6)	33,420
Commercial paper	2,498	—	—	2,498
Total	$62,584	$15	$(29)	$62,570

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$22,949	$12	$(7)	$22,954
U.S. government and agency securities	43,124	3	(12)	43,115
Commercial paper	3,797	—	—	3,797
Total	$69,870	$15	$(19)	$69,866

The following table summarizes the maturities of the Company’s marketable securities as of June 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$43,721	$43,728
Due after one year through two years	18,863	18,842
Total	$62,584	$62,570

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
As of June 30, 2014, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Provision for income taxes was $26,000 and $8,000 for the six months ended June 30, 2014 and 2013, respectively. Due to the Company’s losses, it only records a tax provision or benefit related to minimum tax payments or refunds and interest related to its uncertain tax positions.
The total amount of unrecognized tax benefits was $382,000 as of each of June 30, 2014 and December 31, 2013, which would impact the Company’s effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.
The total balance of accrued interest and penalties related to uncertain tax positions was $228,000 as of June 30, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company expects its unrecognized tax benefits to change during the next 12 months due to the expiration of the statute of limitations for the tax year in which the benefit was taken.
The Company is subject to taxation in the United States and in various state jurisdictions. In previous years, the Company was also subject to income taxes in the United Kingdom based upon its legacy operations. As of June 30, 2014, the Company’s tax years after 2008 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of June 30, 2014, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements for the six months ended June 30, 2014 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013, included in our Annual Report on
Form 10-K for the year ended December 31, 2013.
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

Overview
GenMark Diagnostics, Inc., or GenMark, was formed by Osmetech plc, or Osmetech, as a Delaware corporation in February 2010. GenMark had no operations prior to its initial public offering (IPO), which was completed in June 2010. Immediately prior to the closing of the IPO, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization under the applicable laws of the United Kingdom. As a result of the reorganization, all of the issued ordinary shares in Osmetech were cancelled in consideration of: (i) the issuance of common stock of GenMark to the former shareholders of Osmetech; and (ii) the issuance of new shares in Osmetech to GenMark. Following the reorganization, Osmetech became a wholly-owned subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for the common stock of GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure. The liquidation of Osmetech was completed in the fourth quarter of 2013.
We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor® detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection on our XT-8 system of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the U.S. Food and Drug Administration (FDA) and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within approximately 30 minutes of receipt of an extracted and amplified nucleic acid sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of June 30, 2014, we had an installed base of 475 XT-8 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2014 and 2013 were approximately $19,993,000 and $12,194,000, respectively. As of June 30, 2014, we had an accumulated deficit of $244,202,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop our ePlex™ system and additional diagnostic tests, as well as to further increase our capability to manufacture, sell and market our products.

Our Products and Technology
We have developed eight tests for use with our XT-8 system. Four of our diagnostic tests have received FDA clearance, including our Cystic Fibrosis Genotyping Test, which detects genetic changes associated with cystic fibrosis, our Warfarin Sensitivity Test, which determines an individual’s ability to metabolize the oral anticoagulant warfarin, our Thrombophilia Risk Test, which detects an individual’s increased risk of blood clots, and our Respiratory Viral Panel, which simultaneously detects and differentiates 14 clinically relevant viruses from patients with influenza-like illnesses. Our eSensor® technology has demonstrated 100% accuracy in clinical studies compared to DNA sequencing and other standards in our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test and our Thrombophilia Risk Test. We have also developed two Hepatitis C virus (HCV) genotyping tests, a 3A4/3A5 genotyping test and a 2C19 genotyping test, versions of which are available for research use only (RUO).
In addition, we are developing our ePlex™ system, which is being designed to integrate automated nucleic acid extraction and amplification with our eSensor® detection technology to enable technicians using the ePlex™ system to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor® detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We are designing our ePlex™ system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories.
We are also currently developing seven assays for our ePlex™ system, which include gram-positive and gram-negative bacterial identification panels, a respiratory panel (RP), a gastrointestinal (GI) panel, an HCV genotyping panel, a central nervous system (CNS) infection panel, and a fungal infection panel. We intend to continue investing in our ePlex™ system and its related test menu for the foreseeable future. We currently expect to complete the development of our complete ePlex™ system by the end of 2014 and launch the system in Europe shortly thereafter. In addition, we expect to launch the ePlex™ system in the United States in the second half of 2015.

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
Our growth plans in 2014 focus primarily on reagent rental agreements and sales of our current XT-8 system. Our future growth plans also focus on sales and placements of our ePlex™ system that is currently under development. We do not anticipate any significant sales of our ePlex™ system in 2014. We plan to continue expanding our base of XT-8 customers and systems as well as test utilization among our customers. We expect sales of our XT-8 test cartridges to be our primary source of revenue during 2014 and until the commercial launch of our ePlex™ system and related tests.

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable test kits for our XT-8 system, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating systems that have been placed with our customers under a reagent rental agreement, amortization of licenses related to our products and other costs such as warranty and customer technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our XT-8 systems are procured from a contract manufacturer and are generally capitalized as fixed assets and depreciated on a straight-line basis over their useful life as a charge to cost of revenues. We expect our cost of revenues to increase as we place additional XT-8 systems and manufacture and sell our menu of accompanying diagnostic tests; however, we expect our gross margins to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of revenues.

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

Research and Development Expenses
Research and development expenses primarily include expenses related to the development of our ePlex™ instrument and related test menu. These expenses also include certain clinical study expenses incurred in preparation for Federal Drug Administration (FDA) clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. These expenses primarily consist of salaries, benefits, stock-based compensation costs, outside design and consulting services, laboratory supplies, contract research organization expenses, clinical study supplies and facility costs. We expense all research and development costs in the periods in which they are incurred. We expect research and development costs to increase as we complete development of our ePlex™ system and invest in expanding its related test menu.

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

Interest Income and Interest Expense
Interest income includes interest earned on our cash, cash equivalents and marketable securities. Interest expense represents interest incurred on our loan payable and on other liabilities.

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

Results of Operations — Three months ended June 30, 2014 compared to the three months ended June 30, 2013 (in thousands):

	June 30,
	2014	2013	$ Change	% Change
Revenue	$6,555	$5,215	$1,340	26%
Our product revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component due to our sale of instruments and other revenue. Revenue for the quarter ended June 30, 2014 increased by $1,340,000, or 26%, compared to the same quarter of 2013, due to higher consumable revenues of $6,245,000 versus $4,630,000 in the comparable period ended June 30, 2013. This increase in consumable revenue occurred despite the absence of purchases from Natural Molecular

Testing Corporation, or NMTC, during the current period. Our base business, which excludes revenues attributable to NMTC, grew 71% to approximately $6,555,000 in the period ended June 30, 2014 compared with $3,842,000 in the same period of 2013. Consumable revenue during the current quarter from our base business increased by 92% over the prior year period. The increase in revenue from our base business during the current quarter compared to the same period last year was primarily attributable to an increase in the purchase of our infectious disease assays. Pricing changes did not have an impact on revenue during the quarter.

	June 30,
	2014	2013	$ Change	% Change
Cost of Revenue	$3,189	$3,201	$(12)	—%
Gross Profit	$3,366	$2,014	$1,352	67%
The decrease in cost of revenue for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 of $12,000 was primarily related to lower overhead expenses, including headcount and temporary labor of $492,000, lower supplies and prototype expenses of $149,000 and decreased instrument depreciation, warranty and repairs of $127,000. These decreases in costs were partially offset by higher standard product costs of $182,000 and inventory reserves of $103,000 as well as reduced benefit from manufacturing efficiencies of $90,000. The increase in gross profit of $1,352,000 was primarily due to increased sales volumes.

	June 30,
	2014	2013	$ Change	% Change
Sales and Marketing	$3,379	$2,556	$823	32%
 Sales and marketing expense increased $823,000, or 32%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily driven by an increase in salaries and personnel related costs of $914,000, including stock-based compensation expense of $219,000, increased marketing expense of $169,000, and an increase in travel expenses of $99,000, all incurred in connection with our commitment to build our global commercial team. These increases were partially offset by a decrease in bad debt expense of $282,000.

	June 30,
	2014	2013	$ Change	% Change
General and Administrative	$3,129	$2,539	$590	23%
General and administrative expense increased $590,000, or 23%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily driven by an increase in personnel related costs of $342,000 including stock-based compensation expense of $183,000, an increase in audit and tax expense of $228,000 due to timing of work performed and an increase in consultant costs of $86,000, which were partially offset by a decrease in public company expenses of $51,000.

	June 30,
	2014	2013	$ Change	% Change
Research and Development	$8,123	$5,006	$3,117	62%
Research and development expense increased $3,117,000, or 62%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased ePlex™ instrument and assay development expenses of $2,382,000 and $1,111,000, respectively, increased clinical trial expenses of $167,000 and patent prosecution and other intellectual property related legal fees of $162,000, which were partially offset by a decrease in professional fees for software development of $678,000. Overall increases in research and development were attributable to increases in outside services costs and headcount to support the development of our ePlex™ system.

	June 30,
	2014	2013	$ Change	% Change
Other Income (Expense)	$74	$69	$5	7%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, as well as interest expense related to debt, and capital leases. The change in other income (expense) for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was due primarily to an increase in interest earned of $140,000, offset by an increase in amortization of premiums on marketable securities of $134,000.

	June 30,
	2014	2013	$ Change	% Change
Provision for Income Taxes	$19	$1	$18	1,800%
Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Results of Operations — Six months ended June 30, 2014 compared to the six months ended June 30, 2013 (in thousands):

	June 30,
	2014	2013	$ Change	% Change
Revenue	$14,468	$16,316	$(1,848)	(11)%
Revenue for the six months ended June 30, 2014 decreased by $1,848,000, or 11%, compared to the same period of 2013, due to lower consumable revenues of $13,678,000 versus $15,437,000 in the comparable period ended June 30, 2013. This decrease in consumable revenue was driven by the absence of purchases from NMTC during the current period. Our base business, excluding revenues attributable to NMTC, grew 77% to $14,468,000 in the six month period ended June 30, 2014 compared with $8,153,000 in the same period of 2013. Consumable revenue during the six months ended June 30, 2014 from our base business increased by 88% over the prior year period. The increase in revenue from our base business was primarily attributable to an increase in the purchase of our infectious disease assays. Pricing changes did not have an impact on revenue during the current period.

	June 30,
	2014	2013	$ Change	% Change
Cost of Revenue	$6,899	$8,235	$(1,336)	(16)%
Gross Profit	$7,569	$8,081	$(512)	(6)%
The decrease in cost of revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 of $1,336,000, or 16%, was primarily related to the decrease in consumable revenues during the period. Decreases in cost of revenues were attributable to lower standard product costs of $1,182,000 related to the lower revenue, in addition to lower overhead expenses including headcount, temporary labor and supplies offset by lower absorption due to lower production volumes over the same period ended June 30, 2013. These decreases in costs were partially offset by reduced manufacturing efficiencies of $192,000. The decrease in gross profit of $512,000 was primarily due to decreased sales volumes over the same period ended June 30, 2013.

	June 30,
	2014	2013	$ Change	% Change
Sales and Marketing	$6,357	$4,915	$1,442	29%
 Sales and marketing increased $1,442,000, or 29%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily driven by an increase in salaries and personnel related costs of $1,620,000, including stock-based compensation expense of $422,000, increased marketing expenses of $314,000, and an increase in travel expenses of $150,000, all incurred in connection with our commitment to build our global commercial team. This increase was partially offset by decreases in bad debt expense of $313,000, outside services of $268,000 and sales samples of $226,000.

	June 30,
	2014	2013	$ Change	% Change
General and Administrative	$5,943	$5,096	$847	17%
General and administrative expense increased $847,000, or 17%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The overall increase was primarily due to an increase in personnel related costs of $811,000, including stock-based compensation expense of $524,000.

	June 30,
	2014	2013	$ Change	% Change
Research and Development	$15,393	$10,388	$5,005	48%

Research and development expense increased $5,005,000, or 48%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased ePlex™ instrument and assay development expenses of $3,799,000 and $1,920,000, respectively, increased clinical trial expenses of $258,000 and patent prosecution and other intellectual property related legal fees of $164,000, which were partially offset by a decrease in professional fees for software development of $1,024,000. Overall increases in research and development were attributable to increases in outside services costs and headcount to support the development of our ePlex™ system.

	June 30,
	2014	2013	$ Change	% Change
Other Income (Expense)	$157	$132	$25	19%
The change in other income (expense) for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due primarily to an increase in interest earned of $354,000, offset by amortization expense of $331,000 on marketable securities.

	June 30,
	2014	2013	$ Change	% Change
Provision for Income Taxes	$26	$8	$18	225%
Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2014, we had $82,132,000 of working capital, including $89,402,000 in cash, cash equivalents, and marketable securities.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	June 30,
Six months ended (in thousands):	2014	2013
Net cash used in operating activities	$(13,519)	$(13,328)
Net cash provided by (used in) investing activities	4,121	(18,969)
Net cash provided by (used in) financing activities	507	(117)
Net decrease in cash and cash equivalents	$(8,891)	$(32,414)

Cash flows used in operating activities
Net cash used in operating activities increased $191,000 to $13,519,000 for the six months ended June 30, 2014 compared to $13,328,000 for the six months ended June 30, 2013. The increased use of cash during the first six months of 2014 was primarily due an increase in net loss of $7,799,000, offset by an increase in stock-based compensation of $1,292,000, accrued compensation of $1,530,000, other liabilities of $239,000, a decrease in accounts receivable of $2,276,000, as well as a decrease in inventories of $2,360,000.

Cash flows provided by (used in) investing activities
Net cash provided by investing activities increased by $23,090,000 to $4,121,000 for the six months ended June 30, 2014, compared to net cash used in investing activities of $18,969,000 during the six months ended June 30, 2013, primarily due to increases in net proceeds from maturities and sales of marketable securities of $31,697,000, offset by purchases of marketable securities of $7,994,000.

Cash flows provided by (used in) financing activities
Net cash provided by financing activities increased by $624,000 to $507,000 for the six months ended June 30, 2014, compared to net cash used in financing activities of $117,000 for the six months ended June 30, 2013, primarily due to a decrease in principal repayment of borrowings of $515,000 and an increase in proceeds from the issuance of common stock of $373,000, offset by a decrease in proceeds from borrowings of $166,000 and a decrease in proceeds from stock option exercises of $98,000.
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
•change in demand from our customers;
•    the level of expenses required to expand our commercial (sales and marketing) activities;
•    the level of research and development investment required to develop our ePlex™ system and related test menu and maintain our XT-8 system;
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and there have been no material changes to such policies or estimates during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our Carlsbad, California facility, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended June 30, 2014.
Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of less than three months and marketable securities, which have maturities of greater than three months. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may in the future maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term nature of our cash equivalents and investments, we do not believe that an increase in market rates would have a material negative impact on the value of our portfolio.

Interest Rate Risk
As of June 30, 2014, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

Foreign Currency Exchange Risks
All of our operating facilities are located within the United States. We are a U.S. entity and our functional currency is the U.S. dollar. We incorporated our Swiss subsidiary, GenMark Diagnostics Europe GmbH, in the first quarter of 2014, however, we currently have no material operations outside of the United States, which significantly diminishes the extent of any foreign currency exchange risk we currently face.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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

We may not be successful in developing and commercializing our ePlex™ system and its related test menu.*
We are designing our ePlex™ system to integrate automated nucleic acid extraction and amplification with our eSensor® technology to allow technicians to be able to place raw or minimally prepared patient samples directly into our test cartridges and obtain results with significantly reduced or no technician hands-on processing time. Our current plan for achieving positive cash flow and our future growth projections relies upon the successful development and commercialization of our ePlex™ system and its related test menu.
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
In addition, the development of our ePlex™ system involves multiple collaboration partners. For example, in July 2012 we entered into a Development Collaboration and License Agreement with Advanced Liquid Logic, Inc., or ALL, which was acquired by Illumina Inc. in July 2013. This agreement established a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with electrochemical detection. While we have signed agreements with each of our collaboration partners, we cannot completely control the resources our collaboration partners dedicate to our ePlex™ development program, and their internal priorities may change over time. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully, in a timely or cost effective manner, or if we are otherwise unsuccessful in effectively managing the complexities of our ePlex™ program, the development or commercialization of our ePlex™ system could be delayed or terminated, or could cost significantly more than expected.
We believe we have made significant progress in the development of our ePlex™ system and continue to remain highly focused on developing a multiplex, sample-to-answer diagnostic solution of the highest quality for our customers. Based on the development milestones we have achieved and our ongoing assessment of development progress relative to our development plan, we currently expect to complete the development of our ePlex™ system by the end of 2014 and launch the system in Europe shortly thereafter. In addition, we expect to launch the ePlex™ system in the United States in the second half of 2015. However, our current estimates are based on a number of assumptions which could prove to be inaccurate or we may experience unanticipated technical or regulatory challenges or other delays. If we are unsuccessful in completing development and commercializing our ePlex™ system within our expected time frame, or at all, our business and future prospects may be adversely affected.

We and our key suppliers may have difficulties scaling manufacturing operations for our anticipated future growth.
To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. In addition, developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of newly developed, unique products is a complex process. We or our suppliers may not be prepared to produce sufficient quantities or may have difficulty maintaining consistency and quality among our products. If we or our key suppliers encounter difficulties in scaling manufacturing operations as a result of, among other things, process transfer complexities, quality control and quality assurance issues, and availability of components and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results within the time frame we expect, or at all.
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
Our future success depends on the belief by our target customers and the medical community that our molecular diagnostic products are a reliable, medically-relevant, accurate and cost-effective replacement for other diagnostic testing methods. Medical offices and many hospitals outsource their diagnostic testing needs to national or regional reference laboratories. Our business success depends on our ability to convince these target laboratories and hospitals to perform these tests internally with our products if they have historically outsourced their testing needs or have historically used non-molecular methods to perform such testing, or to replace their current molecular testing platforms with our system and its related test offerings.
Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:
•the relative convenience, ease of use, accuracy, scalability, and time-to-result of our diagnostic products over competing products;
•the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;
•the breadth of our menu of available diagnostic tests relative to our competitors;
•our success in training reference and hospital-based laboratories in the proper use of our products;
•the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;
•the extent and success of our marketing and sales efforts; and
•general economic conditions.
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

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.*
Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year. New information or the introduction of advanced treatment options with respect to a particular disease may also affect related testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict changes to infectious disease testing recommendations affecting our products. As a result, we may not be able to accurately forecast sales from our infectious disease products.
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

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with many companies in the United States engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:
•companies developing and marketing multiplex molecular diagnostics systems, including: Luminex; Nanosphere, Inc.; bioMerieux, which recently acquired BioFire Diagnostics, Inc.; Qiagen NV; Abbott Molecular Diagnostics, a division of Abbott Laboratories; Hologic, Inc. and Cepheid;
•large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods, including Quest Diagnostics Incorporated and Laboratory Corporation of America; and
•companies that manufacture laboratory-based tests and analyzers, including: Cepheid; Siemens; Hologic, Inc.; Qiagen NV; bioMérieux; Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd.; and Abbott Molecular Diagnostics.
Our diagnostic tests also face competition from laboratory developed tests, or LDTs, developed by national and regional reference laboratories and hospitals. LDTs may not be subject to the same regulatory requirements, including those requiring clinical trials and FDA review and clearance or approval that may apply to our diagnostic products.
We anticipate that we will face increased competition in the future as new companies enter the market with new technologies, our competitors improve their current products and expand their menu of diagnostic tests, and as we expand our operations internationally. Many of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in new product development, greater regulatory expertise, and more extensive manufacturing and distribution capabilities. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis.

We may be unsuccessful in expanding sales of our product offerings outside the United States.
Assuming we receive the applicable regulatory approvals, we plan to offer our molecular diagnostic products in European and other international markets in the near future. We intend to utilize a direct sales and technical support team in certain key European countries, which we expect will be augmented by marketing partners and distributors in other strategic areas as we expand internationally. We have introduced our XT-8 system to key opinion leader sites in certain countries as we establish our technology and certain tests within these markets in preparation for the international launch of our ePlex™ instrument system. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our direct sales and support organization, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our future financial performance would be adversely affected. Furthermore, any distributors we establish may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.
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
We are investing significantly in the research and development of our ePlex™ instrument and its related molecular diagnostic tests to expand our future product offerings. Our molecular diagnostic products may be classified as Class II or Class III medical devices which will require 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States. For international commercialization, the classification of, and the regulatory pre-market requirements for, our molecular diagnostic products varies from country to country. There are a number of potential risks associated with the regulatory review processes for our products in development. For example, regulatory authorities may require that we conduct additional studies that could impact the cost associated with product development and could potentially delay commercial launch of the product. In addition, we may be unsuccessful in obtaining regulatory clearance for all of our desired intended uses for our products or product approval or clearance within certain jurisdictions.
The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program, and, in January 2011, FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. More recently, in July 2012, President Obama signed into law the Food and Drug Administration Safety and Innovation Act, or the FDASIA. Among other things, the FDASIA includes several reforms which are further intended to clarify and improve medical device regulation both pre- and post-marketing. One of these provisions obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear. Similarly, the European Union, or EU, is proposing to update the European Directive 98/79/EC on in vitro diagnostic medical device, or IVD Directive (IVDD), that could impact the classification of our molecular diagnostic products and result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including our ePlex™ instrument and products that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.
We must also comply with the applicable FDA and foreign regulatory agency post-market requirements. Any failure to maintain post-market compliance with FDA or foreign regulatory requirements could harm our business, operations, and/or financial condition.
We derive revenues from the sale of research use only, or RUO, tests, which are not intended for diagnostic purposes. Clinical laboratories are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and may validate the use of a laboratory developed test, or LDT, specifically for use in their laboratory using any labeled products, which may include RUO-labeled products. The FDA has promulgated guidance on acceptable distribution practices for IVD products labeled for Research Use Only and on responding to unsolicited requests for off-label information. We have developed procedures designed to comply with these requirements. Nevertheless, if the FDA imposes substantial changes to the regulation or enforcement of LDTs which limit the availability and use of our RUO tests, it may result in a significant reduction in the sale of our RUO products and we may be required to terminate those RUO product sales, conduct additional performance studies and/or make submissions of our RUO products to the FDA for clearance or approval, which could reduce our revenues or increase our costs and adversely affect our operations and/or financial condition.

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
If a third party claims that we or any of our customers or collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court prohibiting us from selling or licensing our product unless the third party licenses its product rights to us, which it is not required to do;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products; and
•redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds to the extent necessary to continue our operations.

If third-party payors do not reimburse our customers for the use of certain of our products or if reimbursement levels are set too low for us to sell our products at a profit, we may have difficulty selling such products.
We sell our products to hospital-based and reference laboratories, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•appropriate and medically necessary for the specific indication;
•cost effective; and
•neither experimental nor investigational.
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
The CPT codes published for 2014 did not include rates for all codes and reduced the reimbursement amounts for certain products, including some of our pharmacogenomics products. In addition, certain Medicare Administrative Contractors (MACs) and private payors have issued draft coverage policies for pharmacogenomics testing that if implemented, would significantly restrict coverage for these tests. As a result, some of our pharmacogenomics customers have been negatively affected, which, in turn, has negatively affected the revenues we receive from these products.

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
Reliance on third-party manufacturers entails risk to which we would not be subject if we manufactured these components ourselves, including:
•reliance on third parties for regulatory compliance and quality assurance;
•possible breaches of manufacturing agreements by the third parties because of factors beyond our control;
•possible regulatory violations or manufacturing problems experienced by our suppliers;
•possible termination or non-renewal of agreements by third parties, based on their own business priorities, at times that are costly or inconvenient for us;
•the potential obsolescence and/or inability of our suppliers to obtain required components;
•the potential delays and expenses of seeking alternate sources of supply or manufacturing services;
•the inability to qualify alternate sources without impacting performance claims of our products;
•reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and
•increases in prices of raw materials and key components.

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
Our commercial success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 134 owned and exclusively licensed patents and over 25 additional pending applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
We currently market our XT-8 instrument system and four FDA-cleared diagnostic tests. In addition, we have several diagnostic tests in the research, development or design stage. We have primarily placed our XT-8 systems with customers at no initial charge through reagent rental agreements, under which customers generally commit to purchase minimum quantities of test cartridges and reagents (consumables) over a typical period of one to three years, with a component of the cartridge and reagent price allocated to recover the instrument price. We also offer our XT-8 systems for sale. We intend to continue to dedicate a significant portion of our resources to the commercialization of our XT-8 system and its related test menu, while also dedicating significant resources to the development of our ePlex™ system and its related test menu. As a result, to the extent that our XT-8 system and our existing and future diagnostic and research products are not commercially successful or are withdrawn from the market for any reason, our operating results, financial condition and critical development programs would be harmed and we may be required to seek additional funding to support our ongoing operations.
In addition, we have limited marketing, sales and distribution experience and capabilities. Our ability to achieve profitability depends on attracting customers for our products and building brand loyalty. To successfully perform sales, marketing, distribution and customer support functions ourselves, we face a number of risks, including:
•our ability to attract and retain the skilled support team, marketing staff and sales force necessary to commercialize and gain market acceptance for our technology and our products;
•the ability of our sales and marketing team to identify and penetrate the potential customer base, including hospitals and national and regional reference laboratories; and
•the difficulty of establishing brand recognition and loyalty for our products.
Some hospital-based and reference laboratories may not consider adopting our XT-8 system unless we offer a broader menu of diagnostic tests or may choose not to convert from competitive products unless and until we are able to offer a sample-to-answer instrument solution, such as our ePlex™ instrument. In addition, in order to commercialize our products, we are required to undertake time consuming and costly development activities, including clinical studies for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval or, if approved, may not generate the demand we expect. If we are unable to effectively compete with our XT-8 system and its related test menu, our revenues and our ability to achieve profitability will be significantly impaired.

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
We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We initially offered our XT-8 system and our Warfarin Sensitivity Test in July 2008, our Cystic Fibrosis Genotyping Test in July 2009, our Thrombophilia Risk Test in April 2010, and our Respiratory Viral Panel in September 2012. Our net losses were approximately $33.6 million and $22.1 million for the years ended December 31, 2013 and 2012, respectively. As of June 30, 2014, we had an accumulated deficit of $244.2 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to our commercial organization (sales and marketing), research and development and regulatory activities, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all.
Until such time, if ever, as we can generate positive cash flows from operations, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed, on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies, or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we obtain debt financing, a portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations and place encumbrances on our assets. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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
Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our contract manufacturers to take satisfactory corrective action in response to an adverse QSR inspection, can result in, among other things:
•administrative or judicially imposed sanctions;
•injunctions or the imposition of civil penalties;
•recall or seizure of our products;

•total or partial suspension of production or distribution;
•withdrawal or suspension of marketing clearances or approvals;
•clinical holds;
•warning letters;
•refusal to permit the import or export of our products; and
•criminal prosecution.
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
We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facility. We outsource manufacturing of our XT-8 system and much of the disposable component molding for our test cartridges. In 2012, we formalized our relationship with Leica Biosystems Melbourne Pty Ltd., or Leica, the contract manufacturer of our XT-8 instrument system. Leica specializes in manufacturing of electronic and electromechanical devices for medical use. While we work closely with Leica to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. We currently anticipate manufacturing the proprietary test cartridges for our ePlex™ system, and outsourcing the manufacture of our ePlex™ system to a third party manufacturing partner.
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
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 reported a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process, as described in our Annual Report on Form 10-K for the year ended December 31, 2011. During 2012 and 2013, we devoted significant time and resources to the remediation of the material weakness which included, but was not limited to:

•evaluating our finance department’s management and staff qualifications, which resulted in us making certain personnel changes;
•redesigning and implementing structured and formalized internal control procedures;
•implementing new control procedures over the utilization of external resources; and
•developing and initiating a plan for the deployment of additional software systems to assist in automating and controlling certain financial processes.
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
Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:
•the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for, additional diagnostic tests;
•the expenses we incur for research and development required to maintain and improve our technology, including developing our ePlex™ system;
•the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;
•the expenses we incur in licensing technologies from third parties to expand the menu of diagnostics tests we plan to offer;
•our sales strategy and whether the revenues from sales of our test cartridges or XT-8 system will be sufficient to offset our expenses;
•the costs to attract and retain personnel with the skills required for effective operations; and
•the costs associated with being a public company.
Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our XT-8 system and its related test menu, as well our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with our ePlex™ system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our business and financial condition.

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
Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:
•allow the authorized number of directors to be changed only by resolution of our Board of Directors;
•provide that our stockholders may remove our directors only for cause;
•establish a classified board of directors, such that not all members of the Board of Directors may be elected at one time;
•authorize our Board of Directors to issue without stockholder approval up to 100,000,000 shares of common stock, that, if issued, would dilute our stock ownership and could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board of Directors;
•authorize our Board of Directors to issue without stockholder approval up to 5,000,000 shares of preferred stock, the rights of which will be determined at the discretion of the Board of Directors that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board of Directors;
•require that stockholder actions must be effected at a duly called stockholder meeting or by unanimous written consent;

•establish advance notice requirements for stockholder nominations to our Board of Directors or for stockholder proposals that can be acted on at stockholder meetings;
•limit who may call stockholder meetings; and
•require the approval of the holders of 80% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation and bylaws.
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

GENMARK DIAGNOSTICS, INC.

Date:	August 11, 2014	By:	/s/ Hany Massarany
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2014	By:	/s/ Scott Mendel
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the SEC on March 19, 2010).
10.1	GenMark Diagnostics, Inc. 2010 Equity Incentive Plan, as amended (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2014).†
10.2
Employment Offer Letter effective May 7, 2014 by and between GenMark Diagnostics, inc. and Scott Mendel (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 12, 2014).†

10.3
GenMark Diagnostics, Inc. Non-Plan Stock Option Agreement with Scott Mendel. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 195924) filed with the SEC on May 13, 2014).†

10.4
GenMark Diagnostics, Inc. Non-Plan Restricted Stock Units Agreement with Scott Mendel (Incorporated by reference to our Registration Statement on Form S-8 (File No. 195924) filed with the SEC on May 13, 2014).†

10.5	Separation Agreement and General Release dated May 9, 2014 by and between GenMark Diagnostics, Inc. and Richard Slansky.†
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management compensation plan.