Form 10-Q
period 2014-09-30
GenMark Diagnostics, Inc.
filed 2014-10-30
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on October 28, 2014, was 41,734,301.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$25,658	$35,723
Marketable securities	53,590	69,866
Accounts receivable, net of allowances of $2,702 and $2,736, respectively	2,709	2,859
Inventories	1,532	2,102
Prepaid expenses and other current assets	1,229	552
Total current assets	84,718	111,102
Property and equipment, net	10,190	8,591
Intangible assets, net	1,934	1,197
Restricted cash	758	758
Other long-term assets	118	106
Total assets	$97,718	$121,754
Current liabilities
Accounts payable	$3,307	$3,863
Accrued compensation	5,132	3,375
Other current liabilities	3,113	2,999
Total current liabilities	11,552	10,237
Long-term liabilities
Deferred rent	1,488	1,601
Other non-current liabilities	114	748
Total liabilities	13,154	12,586
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 41,726 and 41,520 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	338,415	333,363
Accumulated deficit	(253,859)	(224,209)
Accumulated other comprehensive income	4	10
Total stockholders’ equity	84,564	109,168
Total liabilities and stockholders’ equity	$97,718	$121,754

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Product revenue	$6,233	$4,521	$20,593	$20,627
License and other revenue	67	116	175	325
Total revenue	6,300	4,637	20,768	20,952
Cost of revenue	2,692	4,138	9,591	12,373
Gross profit	3,608	499	11,177	8,579
Operating expenses
Sales and marketing	3,159	4,916	9,516	9,830
General and administrative	2,817	2,476	8,760	7,572
Research and development	7,904	5,398	23,297	15,786
Total operating expenses	13,880	12,790	41,573	33,188
Loss from operations	(10,272)	(12,291)	(30,396)	(24,609)
Other income (expense)
Interest income	228	203	783	413
Interest expense	(14)	(3)	(18)	(17)
Other income (expense)	(216)	1,297	(611)	1,232
Total other income (expense)	(2)	1,497	154	1,628
Loss before provision for income taxes	(10,274)	(10,794)	(30,242)	(22,981)
Income tax expense (benefit)	(616)	23	(591)	30
Net loss	$(9,658)	$(10,817)	$(29,651)	$(23,011)
Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.72)	$(0.69)
Weighted average number of shares outstanding, basic and diluted	41,446	35,987	41,273	33,331
Other comprehensive loss
Net loss	$(9,658)	$(10,817)	$(29,651)	$(23,011)
Net unrealized gains (losses) on marketable securities, net of tax	(3)	21	6	12
Comprehensive loss	$(9,661)	$(10,796)	$(29,645)	$(22,999)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(29,651)	$(23,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,870	1,912
Amortization of premiums on marketable securities	577	133
Stock-based compensation	4,478	2,697
Provision for bad debt	—	2,720
Non-cash inventory adjustments	517	675
Changes in operating assets and liabilities:
Accounts receivable	151	(1,885)
Inventories	209	(216)
Prepaid expenses and other assets	(691)	(263)
Accounts payable	(318)	570
Accrued compensation	1,757	29
Other liabilities	(1,131)	(861)
Net cash used in operating activities	(22,232)	(17,500)
Investing activities
Change in restricted cash	—	585
Payments for intellectual property licenses	(350)	(888)
Purchases of property and equipment	(3,699)	(3,273)
Purchases of marketable securities	(28,054)	(52,841)
Proceeds from sales of marketable securities	7,497	4,250
Maturities of marketable securities	36,250	800
Net cash provided by (used in) investing activities	11,644	(51,367)
Financing activities
Proceeds from issuance of common stock	373	86,247
Costs incurred in conjunction with public offering	—	(5,180)
Principal repayment of borrowings	(51)	(706)
Proceeds from borrowings	—	166
Proceeds from stock option exercises	201	364
Net cash provided by financing activities	523	80,891
Net increase (decrease) in cash and cash equivalents	(10,065)	12,024
Cash and cash equivalents at beginning of period	35,723	51,250
Cash and cash equivalents at end of period	$25,658	$63,274
Non-cash investing and financing activities
Transfer of instruments from property and equipment to inventory	$156	$431
Property and equipment costs included in accounts payable	$364	$308
Intellectual property acquisitions included in other current liabilities	$550	$556
Supplemental cash flow disclosures
Cash paid for income taxes, net	$27	$8
Cash received for interest	$783	$413
Cash paid for interest	$18	$17

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

Basis of Presentation
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and had an accumulated deficit of $253,859,000 as of September 30, 2014. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of September 30, 2014 were $79,248,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.
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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of September 30, 2014, which is held as security for the Company’s letter of credit with Banc of California related to the Company's facility lease.

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

Product Warranties
The Company generally offers a one-year warranty for its systems sold to customers and typically up to a sixty day warranty for consumables. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and include direct labor, materials, and manufacturing overhead. The Company periodically reviews inventory for evidence of slow-moving or obsolete parts, and writes inventory down to market value, as needed. This write down is based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life assumptions, and assumptions about the likelihood of obsolescence. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

Property and Equipment, net
Property, equipment and leasehold improvements are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are identified below. Repair and maintenance costs are expensed as incurred.

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

2. Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, restricted stock awards and restricted stock units granted to employees and directors in exchange for services and employee stock purchases related to the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administration expenses based on the employee's respective function.
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
Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest. As of September 30, 2014, there were 451,392 shares available for future grant under the 2010 Plan. Each grant of stock options, restricted stock awards and restricted stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1,821,216	$6.89	6.74	$7,996,581
Granted	938,416	11.91
Exercised	(41,670)	4.82
Cancelled	(171,015)	9.37
Outstanding as of September 30, 2014	2,546,947	$8.61	7.27	$4,390,518
Exercisable as of September 30, 2014	1,276,813	$6.14	5.89	$3,945,518

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the nine months ended September 30, 2014:

	Nine Months Ended
	September 30,
	2014	2013
Expected volatility	69%	74%
Expected life (years)	6.08	6.08
Risk free interest rate	1.82%	1.14%
Expected dividend yield	—%	—%
Weighted average fair value	$7.47	$7.28

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2014 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	508,606	$4.54	474,847	$11.51
Granted	—	—	517,419	11.71
Vested	(250,207)	4.36	(162,134)	12.02
Cancelled or expired	(38,359)	5.57	(84,531)	11.69
Unvested as of September 30, 2014	220,040	$4.56	745,601	$11.52

 As of September 30, 2014, there was $905,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.42 years. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2014 and 2013 was $2,978,000 and $1,287,000, respectively. As of September 30, 2014, there was $7,061,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.85 years. The total fair value of restricted stock units that vested during the nine months ended September 30, 2014 and 2013 was $1,791,000 and $39,000, respectively.
Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates in accordance with specific provisions in the applicable award agreement. During the nine months ended September 30, 2014 and 2013, stock compensation expense for restricted stock units and awards was $2,453,000 and $1,338,000, respectively.
The Company issued performance-based restricted stock units in March 2014. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined timeline. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. During the nine months ended September 30, 2014, expense of $89,000 was recognized, based on the probability of achieving the applicable performance criteria under these awards. As of September 30, 2014, there was $44,000 of unrecognized stock-based compensation expense related to these awards.

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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2014, there were 576,741 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, therefore, stock-based compensation expense has been recorded during the nine months ended September 30, 2014.

3. Net Loss per Common Share
Basic net loss per share is calculated by dividing loss available to stockholders of the Company's common stock (the numerator) by the weighted average number of shares of the Company's common stock outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated in a similar way to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued, unless the effect would be anti-dilutive.
The computations of diluted net loss per share for the three and nine month periods ended September 30, 2014 and 2013 did not include the effects of the following stock options and restricted stock awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options outstanding to purchase common stock	2,547	1,830	2,547	1,830
Unvested restricted stock	1,009	1,038	1,009	1,038
Total	3,556	2,868	3,556	2,868

4. Inventories
Inventory on hand as of September 30, 2014 and December 31, 2013 was comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$496	$713
Work-in-process	377	437
Finished goods	659	952
	$1,532	$2,102

5. Property and Equipment, net
Property and equipment as of September 30, 2014 and December 31, 2013 was comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment — at cost:
Machinery and laboratory equipment	$5,550	$3,260
Instruments	7,099	7,013
Office equipment	1,455	1,325
Leasehold improvements	4,179	3,755
Total property and equipment — at cost	18,283	15,353
Less: accumulated depreciation	(8,093)	(6,762)
Property and equipment, net	$10,190	$8,591
Depreciation expense was $638,000 and $791,000 for the three months ended September 30, 2014 and 2013, respectively, and was $1,707,000 and $1,684,000 for the nine months ended September 30, 2014 and 2013, respectively.

6. Intangible Assets, net
Intangible assets as of September 30, 2014 and December 31, 2013 were comprised of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property licenses	$2,750	(816)	$1,934	$2,409	(1,212)	$1,197
 Intellectual property licenses have a weighted average remaining amortization period of 7.61 years as of September 30, 2014. Amortization expense for the licenses was $64,000 and $84,000 for the three months ended September 30, 2014 and 2013, respectively, and was $163,000 and $228,000 for the nine months ended September 30, 2014 and 2013, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2014	$64
2015	257
2016	254
2017	254
2018	254
Thereafter	851
Total	$1,934

7. Loan Payable
In September 2012, the Company entered into a term loan with Banc of California, consisting of the following two loans.
1) The Company increased the letter of credit provided to its landlord of its Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by the Company’s landlord in connection with the Company’s lease of additional space at this facility. This letter of credit was secured with $758,000 of restricted cash as of September 30, 2014.
2) The Company obtained a variable rate term loan from Banc of California in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. As of December 31, 2013, the Company had repaid all outstanding amounts under this loan.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $268,000 and $292,000 for the three months ended September 30, 2014 and 2013, respectively, and $858,000 and $757,000 for the nine months ended September 30, 2014 and

2013, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of September 30, 2014 and December 31, 2013 was $1,636,000 and $1,725,000, respectively.
As of September 30, 2014, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2014	$267
2015	1,084
2016	1,116
2017	1,123
2018	1,156
Thereafter	3,044
Total	$7,790

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
The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$19,805	$—	$—	$19,805
Corporate notes and bonds	—	24,265	—	24,265
U.S. government and agency securities	—	26,826	—	26,826
Commercial paper	—	2,499	—	2,499
Total	$19,805	$53,590	$—	$73,395

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$10,020	$—	$—	$10,020
Corporate notes and bonds	—	22,954	—	22,954
U.S. government and agency securities	—	43,115	—	43,115
Commercial paper	—	3,797	—	3,797
Total	$10,020	$69,866	$—	$79,886

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

10. Marketable Securities
The following table summarizes the Company’s marketable securities as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$24,280	$6	$(21)	$24,265
U.S. government and agency securities	26,821	8	(3)	26,826
Commercial paper	2,499	—	—	2,499
Total	$53,600	$14	$(24)	$53,590

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$22,949	$12	$(7)	$22,954
U.S. government and agency securities	43,124	3	(12)	43,115
Commercial paper	3,797	—	—	3,797
Total	$69,870	$15	$(19)	$69,866

The following table summarizes the maturities of the Company’s marketable securities as of September 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,801	$37,806
Due after one year through two years	15,799	15,784
Total	$53,600	$53,590

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
As of September 30, 2014, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.  Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded an income tax benefit of $591,000 for the nine months ended September 30, 2014 and income tax expense of $30,000 for the nine months ended September 30, 2013.
During the third quarter, the Company reduced the amount of unrecognized tax benefits associated with uncertain tax positions by $610,000, including interest and penalties of $228,000, as a result of the expiration of applicable statute of limitations.
The Company is subject to taxation in the United States and in various state jurisdictions. In previous years, the Company was also subject to income taxes in the United Kingdom based upon its legacy operations. As of September 30, 2014, the Company’s tax years after 2008 are subject to examination by the U.K. tax authorities. Except for net operating losses generated in prior years carrying forward to the current year, as of September 30, 2014, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2009.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013, included in our Annual Report on
Form 10-K for the year ended December 31, 2013.
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
We are a molecular diagnostics company focused on developing and commercializing our proprietary eSensor® detection technology. Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection on our XT-8 system of up to 72 distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the U.S. Food and Drug Administration (FDA) and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and self-contained, disposable test cartridges. Within approximately 30 minutes of receipt of an extracted and amplified nucleic acid sample, our XT-8 system produces clear and accurate results. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are hospitals and reference laboratories. As of September 30, 2014, we had an installed base of 502 XT-8 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2014 and 2013 were approximately $29,651,000 and $23,011,000, respectively. As of September 30, 2014, we had an accumulated deficit of $253,859,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop our ePlex™ instrument system and additional diagnostic tests, as well as to further increase our capability to manufacture, sell and market our products.

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
In addition, we are developing our ePlex™ instrument system, which is being designed to integrate automated nucleic acid extraction and amplification with our eSensor® detection technology to enable technicians using the ePlex™ system to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor® detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We are designing our ePlex™ system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories.
We are currently developing seven assays for our ePlex™ system, which include gram-positive and gram-negative bacterial identification panels, a respiratory panel (RP), a gastrointestinal (GI) panel, an HCV genotyping panel, a central nervous system (CNS) infection panel, and a fungal infection panel. We intend to continue investing in our ePlex™ system and its related test menu for the foreseeable future. We currently expect to complete the development of our complete ePlex™ system by the end of 2014 and launch the system in Europe shortly thereafter. In addition, we expect to launch the ePlex™ system in the United States in the second half of 2015.

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

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable test kits for our XT-8 system, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating systems that have been placed with our customers under a reagent rental agreement, amortization of licenses related to our products and other costs such as warranty and customer technical support. We manufacture our test cartridges in our facility and have invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our XT-8 systems are procured from a contract manufacturer and are generally capitalized as fixed assets and depreciated on a straight-line basis over their useful life as a charge to cost of revenues. We expect our cost of revenues to increase as we place additional XT-8 systems and manufacture and sell our menu of accompanying diagnostic tests; however, we expect our gross margins to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of revenues.

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

Results of Operations — Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$6,300	$4,637	$1,663	36%	$20,768	$20,952	$(184)	(1)%
Our revenue consists primarily of revenue from the sale of reagents and test cartridges (consumables) with a small component resulting from our sale of instruments and other revenue. Revenue for the three months ended September 30, 2014 increased by $1,663,000, or 36%, compared to the three months ended September 30, 2013, and decreased by $184,000, or 1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as discussed below.
The increase in revenue for the three months ended September 30, 2014 was due to higher consumables revenues of $6,042,000 compared to $3,986,000 for the same period of the prior year. This increase in consumables revenue was primarily attributable to an increase in purchases of our infectious disease assays. Pricing changes did not have an impact on revenue during the current quarter.
During the nine months ended September 30, 2013, revenue from former customer, Natural Molecular Testing Corporation, or NMTC, was $8,162,000. Excluding this former customer, our base business revenue grew 62% to $20,768,000 in the nine month period ended September 30, 2014 compared to $12,789,000 in the same period of 2013. Consumables revenue, from our base business, during the nine months ended September 30, 2014 increased by 75% over the prior year period. The increase in revenue from our base business was primarily attributable to an increase in purchases of our infectious disease assays. Pricing changes did not have an impact on revenue during the current period.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of Revenue	$2,692	$4,138	$(1,446)	(35)%	$9,591	$12,373	$(2,782)	(22)%
Gross Profit	$3,608	$499	$3,109	623%	$11,177	$8,579	$2,598	30%
The decrease in cost of revenue of $1,446,000, or 35%, for the three months ended September 30, 2014, compared to the same period of the prior year, was primarily attributable to inventory reserve expense of $1,110,000, recorded in 2013, related to NMTC and a decrease in depreciation and amortization expense of $339,000. The $3,109,000 increase in gross profit for the three months ended September 30, 2014 was primarily due to increased sales volume in the current period and one-time charges related to NMTC in the prior year.
The decrease in cost of revenue of $2,782,000, or 22%, for the nine months ended September 30, 2014, compared to the same period of the prior year, was primarily attributable to inventory reserve expense of $1,115,000, recorded in 2013, related to NMTC, decreased overhead expenses, including headcount and temporary labor of $862,000, and a decrease in depreciation and amortization expense of $379,000. The $2,598,000 increase in gross profit for the nine months ended September 30, 2014 was primarily due to a decrease in product costs and one-time charges related to NMTC in the prior year.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and Marketing	$3,159	$4,916	$(1,757)	(36)%	$9,516	$9,830	$(314)	(3)%

Sales and marketing expense decreased $1,757,000, or 36%, for the three months ended September 30, 2014, compared to the same period of the prior year, primarily driven by a one-time charge to bad debt expense of $2,472,000, recorded in 2013, related to amounts owed by NMTC, partially offset by increases in salaries and personnel related costs of $646,000, including stock-based compensation expense of $138,000.
Sales and marketing expense decreased $314,000, or 3%, for the nine months ended September 30, 2014, compared to the same period of the prior year, primarily driven by a one-time charge to bad debt expense of $2,702,000, recorded in 2013, related to amounts owed by NMTC and a decrease in consulting expenses of $261,000. These decreases were partially offset by increases in salaries and personnel related costs of $2,282,000, including stock-based compensation expense of $560,000, and increased travel expenses of $171,000 incurred in connection with our commitment to building our global commercial team.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and Administrative	$2,817	$2,476	$341	14%	$8,760	$7,572	$1,188	16%
General and administrative expense increased $341,000, or 14%, for the three months ended September 30, 2014, compared to the same period of the prior year, primarily driven by an increase in personnel related costs of $282,000, including stock-based compensation expense of $181,000, and an increase in audit and tax expense of $102,000 due to timing of work performed. The increases were partially offset by a decrease in consulting expenses of $279,000.
General and administrative expense increased $1,188,000, or 16%, for the nine months ended September 30, 2014, compared to the same period of the prior year, primarily driven by an increase in personnel related costs of $1,001,000, including stock-based compensation expense of $705,000, and an increase in audit and tax expense of $224,000 due to an increase in our operations. These increases were partially offset by decreases in consulting expenses of $404,000.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and Development	$7,904	$5,398	$2,506	46%	$23,297	$15,786	$7,511	48%
Research and development expense increased $2,506,000, or 46%, for the three months ended September 30, 2014, compared to the same period of the prior year, primarily due to increased ePlex™ instrument expenses of $1,854,000, and assay development expenses of $737,000. These increases were partially offset by a decrease in professional fees for software development of $244,000. Overall increases in research and development expenses were attributable to outside services costs and headcount to support the development of our ePlex™ system.
Research and development expense increased $7,511,000, or 48%, for the nine months ended September 30, 2014, compared to the same period of the prior year. The increase was primarily due to increased ePlex™ instrument expenses of $5,653,000, assay development expenses of $2,657,000, increased patent prosecution and other intellectual property related legal fees of $265,000, and increased clinical trial expenses of $222,000. These increases were partially offset by a decrease in professional fees for software development of $1,268,000. Overall increases in research and development were attributable to outside services costs and headcount to support the development of our ePlex™ system.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other Income (Expense)	$(2)	$1,497	$(1,499)	(100)%	$154	$1,628	$(1,474)	(91)%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, as well as interest expense related to debt, and capital leases.
The change in other income (expense) for the three months ended September 30, 2014, compared to the same period of the prior year, was due primarily to the sale of our preferred stock investment in Advanced Liquid Logic, Inc., or ALL, in connection with ALL's acquisition by Illumina, Inc., in the prior year, resulting in a $1,383,000 realized gain, recorded in the prior year, and an increase in amortization on premiums of marketable securities of $113,000, partially offset by an increase in interest income earned on investments of $14,000.
The change in other income (expense) for the nine months ended September 30, 2014, compared to the same period of the prior year, was due primarily to the sale of our preferred stock investment in ALL in connection with ALL's acquisition by Illumina, Inc., in the prior year, resulting in a $1,383,000 realized gain, recorded in the prior year, and an increase in amortization of premiums on marketable securities of $444,000, partially offset by an increase in interest income earned on investments of $369,000.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Income tax expense (benefit)	$(616)	$23	$(639)	(2,778)%	$(591)	$30	$(621)	(2,070)%
Due to our net losses, we have only recorded tax provisions associated with uncertain tax positions, interest on uncertain tax positions and minimum tax payments. The decrease in income tax expense for the three and nine months ended September 30, 2014 is due to a reduction in the unrecognized tax benefits associated with uncertain tax positions of $610,000, as a result of the expiration of applicable statute of limitations.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2014, we had $73,166,000 of working capital, including $79,248,000 in cash, cash equivalents, and marketable securities.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	September 30,
Nine months ended (in thousands):	2014	2013
Net cash used in operating activities	$(22,232)	$(17,500)
Net cash provided by (used in) investing activities	11,644	(51,367)
Net cash provided by financing activities	523	80,891
Net increase (decrease) in cash and cash equivalents	$(10,065)	$12,024

Cash flows used in operating activities
Net cash used in operating activities increased $4,732,000 for the nine months ended September 30, 2014 compared to the same period of the prior year. The change was primarily due to an increase in net loss of $6,640,000 and a decrease in the provision for bad debt of $2,720,000, partially offset by a decrease in accounts receivable of $2,036,000, an increase in accrued compensation and stock-based compensation of $1,728,000 and $1,781,000, respectively, and a decrease in inventories of $425,000.

Cash flows provided by (used in) investing activities
Net cash provided by investing activities increased by $63,011,000 for the nine months ended September 30, 2014, compared to the same period of the prior year, primarily due to increases in net proceeds from maturities and sales of marketable securities of $38,697,000, and a decrease in purchases of marketable securities of $24,787,000.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $80,368,000 for the nine months ended September 30, 2014, compared to the same period of the prior year, primarily due to the public offering of our common stock in the prior year period and no such offering in 2014, a decrease in proceeds from borrowings of $166,000 and proceeds from the exercise of employee stock options of $163,000, offset by a decrease of costs incurred in conjunction with the public offering of $5,180,000 and a decrease in principal repayment of borrowings of $655,000.

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

1) We increased the letter of credit provided to our landlord of our Carlsbad, California facility to $758,000 from the previous letter of credit of $500,000. The increase in the letter of credit was required by our landlord in connection with our lease of additional space at this facility. This letter of credit was secured with $758,000 of restricted cash at September 30, 2014.
2) We obtained a variable rate term loan from Banc of California in the amount of $836,000 with an initial interest rate of 3.75% that expired in July 2013. As of December 31, 2013, we had repaid all outstanding amounts under this loan.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and there have been no material changes to such policies or estimates during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our Carlsbad, California facility, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended September 30, 2014.
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

Interest Rate Risk
As of September 30, 2014, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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
To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. In addition, developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of newly developed, unique products is a complex process. We or our suppliers may not be prepared to produce sufficient quantities of, or may have difficulty maintaining consistency and quality among, our products. If we or our key suppliers encounter difficulties in scaling manufacturing operations as a result of, among other things, process transfer complexities, quality control and quality assurance issues, and availability of components and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results within the time frame we expect, or at all.
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
Our diagnostic tests also face competition from laboratory developed tests, or LDTs, developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical trials and FDA review and clearance or approval that may apply to our diagnostic products.
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
We are investing significantly in the research and development of our ePlex™ instrument and its related molecular diagnostic tests to expand our future product offerings. Our molecular diagnostic products may be classified as Class II or Class III medical devices which will require 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States. For international commercialization, the classification of, and the regulatory pre-market requirements for, our molecular diagnostic products vary from country to country. There are a number of potential risks associated with the regulatory review processes for our products in development. For example, regulatory authorities may require that we conduct additional studies that could impact the cost associated with product development and could potentially delay commercial launch of the product. In addition, we may be unsuccessful in obtaining regulatory clearance for all of our desired intended uses for our products or product approval or clearance within certain jurisdictions.
The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. More recently, in July 2012, President Obama signed into law the Food and Drug Administration Safety and Innovation Act, or the FDASIA. Among other things, the FDASIA includes several reforms which are further intended to clarify and improve medical device regulation both pre- and post-marketing. One of these provisions obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear. Similarly, the European Union, or EU, is proposing to update the European Directive 98/79/EC on in vitro diagnostic medical device, or IVD Directive (IVDD), that could impact the classification of our molecular diagnostic products and result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including our ePlex™ instrument and products that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.
We must also comply with the applicable FDA and foreign regulatory agency post-market requirements. Any failure to maintain post-market compliance with FDA or foreign regulatory requirements could harm our business, operations, and/or financial condition.
We derive revenues from the sale of research use only, or RUO, tests, which are not intended for diagnostic purposes. Clinical laboratories are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and may validate the clinical diagnostic use of a laboratory developed test, or LDT, specifically for use in their laboratory using any labeled products. FDA has traditionally practiced enforcement discretion regarding the use of the LDTs for clinical diagnostic purposes. However, the FDA has recently promulgated draft guidance which outlines stringent regulatory requirements for CLIA labs in order to use LDTs for clinical diagnostic application. These proposed requirements, if implemented, may result in a significant reduction in the sale of our RUO products, which could reduce our revenues and adversely affect our operations and/or financial condition.

Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.*
Our commercial success depends on our ability to develop, manufacture and market our systems and tests and use our proprietary technology without infringing the patents and other proprietary rights of third parties. As the molecular diagnostic industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our products may infringe or may be alleged to infringe these patents.
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
Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including molecular diagnostic tests. In July 2013, CMS released certain proposals that re-examined payment amounts for tests reimbursed under the Medicare clinical laboratory fee schedule due to changes in technology. CMS also proposed to bundle the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting, replacing the current methodology to make separate payments for the test. These changes went into effect on January 1, 2014. In addition, payment methodologies may be subject to changes in healthcare legislation. In February 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation required CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn serves as the base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand and reimbursement available for our products, which in turn, could harm our product pricing and sales. If our customers are not adequately reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline.
The CPT codes published for 2014 did not include rates for all codes and reduced the reimbursement amounts for certain products, including some of our pharmacogenomics products. In addition, certain Medicare Administrative Contractors, or MACs, and private payors have issued draft coverage policies for pharmacogenomics testing that if implemented, would significantly restrict coverage for these tests. As a result, some of our pharmacogenomics customers have been negatively affected, which, in turn, has negatively affected the revenues we receive from these products.

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
In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates, based on seasonality inventory levels, current market trends and other related factors. Because of the inherent nature of estimates and our limited experience in marketing our products, there could be significant differences between our estimates and the actual amounts of products we require. This can result in shortages if we fail to anticipate demand, or excess inventory and write-offs if we order more than we need.
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
Our commercial success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 135 owned and exclusively licensed patents and over 25 additional pending applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. We obtained FDA clearance for our first generation molecular diagnostic system in 2006, and commenced a limited marketing effort for this system. We initially offered our XT-8 system and our Warfarin Sensitivity Test in July 2008, our Cystic Fibrosis Genotyping Test in July 2009, our Thrombophilia Risk Test in April 2010, and our Respiratory Viral Panel in September 2012. Our net losses were approximately $33.6 million and $22.1 million for the years ended December 31, 2013 and 2012, respectively. As of September 30, 2014, we had an accumulated deficit of $253.9 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to our commercial organization (sales and marketing), research and development and regulatory activities, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

GENMARK DIAGNOSTICS, INC.

Date:	October 30, 2014	By:	/s/ Hany Massarany
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2014	By:	/s/ Scott Mendel
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