Form 10-Q
period 2015-03-31
GenMark Diagnostics, Inc.
filed 2015-05-05
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on May 1, 2015 was 42,138,925.

GENMARK DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$36,913	$36,855
Marketable Securities	34,041	33,651
Accounts receivable - net of allowances of $2,702 and $2,702, respectively	4,444	4,889
Inventories	2,148	2,137
Prepaid expenses and other current assets	770	575
Total current assets	78,316	78,107
Property and equipment, net	11,354	11,052
Intangible assets, net	1,806	1,870
Restricted cash	758	758
Other long-term assets	115	183
Total assets	$92,349	$91,970
Current liabilities
Accounts payable	$3,390	$3,468
Accrued compensation	3,388	5,172
Other current liabilities	2,832	3,653
Total current liabilities	9,610	12,293
Long-term liabilities
Deferred rent	1,402	1,445
Long term debt	9,502	—
Other non-current liabilities	249	208
Total liabilities	20,763	13,946
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 42,128 and 41,859 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	343,925	340,502
Accumulated deficit	(272,341)	(262,472)
Accumulated other comprehensive loss	(2)	(10)
Total stockholders’ equity	71,586	78,024
Total liabilities and stockholders’ equity	$92,349	$91,970

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Product revenue	$10,012	$7,866
License and other revenue	95	47
Total revenue	10,107	7,913
Cost of revenue	3,991	3,591
Gross profit	6,116	4,322
Operating expenses
Sales and marketing	3,693	2,979
General and administrative	3,671	2,933
Research and development	8,779	7,270
Total operating expenses	16,143	13,182
Loss from operations	(10,027)	(8,860)
Other income (expense)
Interest income	36	86
Interest expense	(73)	(1)
Other income (expense)	217	(2)
Total other income (expense)	180	83
Loss before provision for income taxes	(9,847)	(8,777)
Provision for income taxes	22	6
Net loss	$(9,869)	$(8,783)
Net loss per share, basic and diluted	$(0.24)	$(0.21)
Weighted average number of shares outstanding, basic and diluted	41,774	41,079
Other comprehensive loss
Net loss	$(9,869)	$(8,783)
Foreign currency translation adjustments	9	—
Net unrealized gains (losses) on available-for-sale investments, net of tax	(17)	12
Comprehensive loss	$(9,877)	$(8,771)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(9,869)	$(8,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	797	574
Amortization of premiums on investments	73	198
Amortization of deferred debt issuance costs	49	—
Gain on sale of investment in preferred stock	(223)	—
Stock-based compensation	2,339	1,389
Non-cash inventory adjustments	402	219
Other non-cash adjustments	20	—
Changes in operating assets and liabilities:
Accounts receivable	445	283
Inventories	(366)	169
Prepaid expenses and other assets	(216)	107
Accounts payable	(775)	(449)
Accrued compensation	(919)	10
Other liabilities	(22)	(101)
Net cash used in operating activities	(8,265)	(6,384)
Investing activities
Purchase of available-for-sale securities	(14,797)	(13,039)
Payments for intellectual property licenses	(550)	—
Purchases of property and equipment	(411)	(1,149)
Proceeds from sales of marketable securities and preferred stock	223	5,499
Maturities of short-term investments	14,350	7,250
Net cash used in investing activities	(1,185)	(1,439)
Financing activities
Principal repayment of borrowings	(5)	(42)
Proceeds from borrowings	10,000	—
Costs associated with debt issuance	(700)	—
Proceeds from stock option exercises	222	25
Net cash provided by (used in) financing activities	9,517	(17)
Effect of exchange rate changes on cash	(9)	—
Net decrease in cash and cash equivalents	58	(7,840)
Cash and cash equivalents at beginning of period	36,855	35,723
Cash and cash equivalents at end of period	$36,913	$27,883
Non-cash investing and financing activities
Transfer of systems from property and equipment into inventory	$48	$54
Property and equipment costs incurred but not paid included in accounts payable	$818	$1,022
Supplemental cash flow disclosures
Cash paid for income taxes, net	$17	$8
Cash received for interest	$109	$284
Cash paid for interest	$73	$1

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
Basis of Presentation
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and had an accumulated deficit of $272,341,000 as of March 31, 2015. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of March 31, 2015 were $71,712,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 24, 2015. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee-related compensation accruals, warranty liabilities, tax valuation accounts and share-based compensation. Actual results could differ from those estimates.
Segment Information
The Company currently operates in one reportable business segment, which encompasses the development, manufacturing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Substantially all of the Company’s operations and assets are in the United States of America.

Reclassifications
       Costs previously reported as cost of revenue totaling $119,000 in the three months ended March 31, 2014 have been reclassified as general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures. In addition, the Company also reclassified $198,000 included in other income and expense in 2014 into interest income to better align the true nature of the expenses. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts the Company’s previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.
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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest. The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability. The Company has retrospectively adopted this standard. The debt issuance costs have been recognized as a direct reduction to short and long term debt liability in the Condensed Consolidated Balance Sheets for all periods presented.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of fiscal 2018 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.
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
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 at March 31, 2015 held as security for the Company’s letter of credit with Banc of California.
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
Property and Equipment, net
Property, equipment and leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are identified below. Repair and maintenance costs are expensed as incurred.

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

2. Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services and employee stock purchases related to the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administration expenses based on the employee's respective function.
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
Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest. As of March 31, 2015, there were 282,659 shares available for future grant under the 2010 Plan. Each grant of stock options, restricted stock awards, restricted stock units and market-based stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,479,435	$8.66
Granted	747,950	$13.17
Exercised	(43,846)	$4.99
Cancelled	(9,808)	$11.46
Outstanding at March 31, 2015	3,173,731	$9.77
Vested and expected to vest at March 31, 2015	2,801,937	$7.06
Exercisable at March 31, 2015	1,486,655	$7.06
The weighted average fair value of stock options granted during the three months ended March 31, 2015 was $6.44. Options that were exercisable as of March 31, 2015 had a remaining weighted average contractual term of 6.09 years, and an aggregate intrinsic value of $8,844,383. As of March 31, 2015, there were 3,173,731 stock options outstanding, which had a remaining weighted average contractual term of 7.75 years and an aggregate intrinsic value of $10,419,803.

Valuation of Stock-Based Awards
The assumptions used in the valuation of stock-based awards for the periods ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended
	March 31,
	2015	2014
Expected volatility (%)	50%	70%
Expected life (years)	6.08	6.08
Risk free interest rate (%)	1.69%	1.82%
Expected dividend yield (%)	0%	0%

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2015 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	173,610	$4.56	741,992	$11.46
Granted	—	$—	522,396	$13.17
Vested	(43,389)	$4.34	(213,855)	$11.86
Canceled or expired	(312)	$5.96	(4,868)	$12.10
Unvested at March 31, 2015	129,909	$4.63	1,045,665	$12.23

 As of March 31, 2015, there was $511,993 of unrecognized compensation cost related to outstanding restricted stock awards, which is expected to be recognized over a weighted average period of 1.07 years. The total fair value of restricted stock awards that vested during the three months ended March 31, 2015 and 2014 was $561,256 and $1,746,771, respectively.

As of March 31, 2015, there was $9,227,860 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.18 years. The total fair value of restricted stock units that vested during the three months ended March 31, 2015 and 2014 was $2,708,096 and $726,430, respectively.
Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates in accordance with specific provisions in the applicable award agreement. During the three months ended March 31, 2015 and 2014, stock-based compensation expense for restricted stock units and awards was $1,103,952 and $911,119, respectively.
The Company issued 154,929 market-based restricted stock units in February 2015 which contain provisions to earn up to 200% of the target number of units. The fair value of market stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: expected volatility of 44.7% and risk free interest rate of 1.1%. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the Nasdaq Composite Index. The awards vest in three installments on December 31, 2015, December 31, 2016 and December 31, 2017 if stock performance metrics are achieved. At March 31, 2015, there was $2,626,984 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.76 years. During the three months ended March 31, 2015 and 2014, stock-based compensation expense for market-based units was $172,585 and $0, respectively.
The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for these performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. At March 31, 2015, there was $398,520 of unrecognized stock-based compensation expense related to these awards.
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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of March 31, 2015, there were 528,142 shares of common stock available for issuance under the ESPP. Stock-based compensation expense related to the ESPP which is calculated using the Black-Scholes model at the beginning of each six-month offering period has been recorded during the three months ended March 31, 2015.

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
The computations of diluted net loss per share for the three months ended March 31, 2015 and 2014 did not include the effects of the following stock options and restricted stock awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands).

	Three Months Ended March 31,
	2015	2014
Options outstanding to purchase common stock	3,174	2,593
Unvested restricted stock	1,363	1,127
Total	4,537	3,720

4. Inventories
Inventory on hand as of March 31, 2015 and December 31, 2014 was comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$783	$593
Work-in-process	919	660
Finished goods	446	884
	$2,148	$2,137

 5. Property and Equipment, net
Property and equipment comprised the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Property and equipment—at cost:
Plant and machinery	$7,815	$6,737
Instruments	6,366	6,611
Office equipment	1,478	1,441
Leasehold improvements	4,084	4,050
Total property and equipment—at cost	19,743	18,839
Less accumulated depreciation	(8,389)	(7,787)
Property and equipment, net	$11,354	$11,052

Depreciation expense was $733,000 and $516,000 for the three months ended March 31, 2015 and 2014, respectively.

6. Intangible Assets, net
Intangible assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$2,750	(944)	$1,806	$2,750	(880)	$1,870

 Intellectual property licenses have a weighted average remaining amortization period of 7.12 years as of March 31, 2015. Amortization expense for intangible assets for the three months ended March 31, 2015 and 2014 was $64,000 and $58,000, respectively. Estimated future amortization expense for these licenses (assuming no impairment charges) is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2015	$193
2016	254
2017	254
2018	254
2019	254
Thereafter	597
Total	$1,806

7. Loan Payable
Long term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Term Loan A
6.9% Principal	$10,000	$—
Unamortized issuance discount	(704)	—
Total Debt, net	9,296	—
Less current portion of long-term debt	206	—
Long-Term Debt	$9,502	$—
Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the Agreement, with General Electric Capital Corporation, or GECC, and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the Agreement, the Company may, subject to certain conditions, borrow:

•	$10,000,000 on or before March 31, 2015 (“Term Loan A”);

•	an additional $10,000,000 (“Term Loan B”), subject to the Company’s satisfaction of regulatory requirements necessary to CE Mark its ePlex™ system in Europe by a specified date; and

•
an additional $15,000,000 (“Term Loan C,” and together with Term Loan A and Term Loan B, the “Term Loans”), subject to the Company’s satisfaction of FDA 510(k) market clearance for the sale of the Company’s ePlex™ system in the United States by a specified date.

On March 27, 2015, the Company borrowed $10,000,000 pursuant to Term Loan A. The Term Loans will accrue interest at a rate equal to, a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until March 1, 2017 (the “Interest Only Period”). Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019 (the “Maturity Date”).

Under the Agreement, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the Agreement. As of March 31, 2015, the Company was in compliance with all covenants under the Agreement.

Revolving Loan

Pursuant to the Agreement, the Company may borrow up to $5,000,000 under the revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the Agreement. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of March 31, 2015, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of March 31, 2015 and December 31, 2014, the Company had $704,000 and $90,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long and short term debt.
For the three months ended March 31, 2015, amortization of debt issuance costs was $49,000. Amortization of debt issuance costs was included in interest expense in our Unaudited Condensed Consolidated Statements of Comprehensive Loss for the periods presented.
Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its Carlsbad, California facility. This letter of credit was secured with $758,000 of restricted cash at March 31, 2015.

8. Leases
The Company has lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements were $300,000 and $295,000 for the three months ended March 31, 2015 and 2014, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of March 31, 2015 and December 31, 2014 was $1,566,000 and $1,698,000, respectively. As of March 31, 2015, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Amount
Remaining in 2015	$817
2016	1,116
2017	1,123
2018	1,156
2019	1,191
Thereafter	1,853
Total minimum lease payments	$7,256

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
The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$22,054	$—	$—	$22,054
Corporate notes and bonds	—	21,035	—	21,035
U.S. government and agency securities	—	10,759	—	10,759
Commercial paper	—	2,247	—	2,247
	$22,054	$34,041	$—	$56,095

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$31,412	$—	$—	$31,412
Corporate notes and bonds	—	18,387	—	18,387
U.S. government and agency securities	—	15,264	—	15,264
	$31,412	$33,651	$—	$65,063
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

 10. Investments
The following table summarizes the Company’s available-for-sale investments at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$21,044	$5	$(14)	$21,035
U.S. government and agency securities	10,758	2	(1)	10,759
Commercial paper	2,247	—	—	2,247
Total	$34,049	$7	$(15)	$34,041

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,408	$1	$(22)	$18,387
U.S. government and agency securities	15,267	2	(5)	15,264
Total	$33,675	$3	$(27)	$33,651

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,799	$31,790
Due after one year through two years	2,250	2,251
Total	$34,049	$34,041

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
As of March 31, 2015, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses in the U.S. federal and state jurisdictions, it only records a tax provision or benefit related to minimum state tax payments or refunds in addition to foreign taxes.  Provision for income taxes was $22,000 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.
The Company is subject to taxation in the United States and in various state jurisdictions. As of March 31, 2015, the Company’s tax years from 2010 to 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. Except for net operating losses generated in prior years carrying forward to the current year, as of March 31, 2015, the Company is no longer subject to U.S. federal, state, local, or foreign examinations for years before 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014, included in our Annual Report on
Form 10-K for the year ended December 31, 2014.
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
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

Overview

Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of multiple distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the United States Food and Drug Administration, or FDA, and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and disposable test cartridges. Our XT-8 system supports up to 24 independent test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are primarily hospitals and reference laboratories.  As of March 31, 2015, we had an installed base of 562 XT-8 analyzers, or placements, with our customers.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our losses for the three months ended March 31, 2015 and 2014 were approximately $9,869,000 and $8,783,000, respectively. As of March 31, 2015, we had an accumulated deficit of $272,341,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our  ePlex™ system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.
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

In addition, we have recently completed the development stage of our ePlex system, which integrates automated nucleic acid extraction and amplification with our eSensor® detection technology to enable operators using the ePlex system to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor® detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We are currently developing seven assays for our ePlex system, which include gram-positive (GP) and gram-negative (GN) sepsis panels, a respiratory panel (RP), a gastrointestinal (GI) pathogen panel, an HCV genotyping test (HCVg), a central nervous system (CNS) panel and a fungal panel (FP). We intend to continue investing in our ePlex system and its related test menu for the foreseeable future. We are currently focusing on reliability and production scale-up to support the levels required for clinical studies and the European launch of ePlex. We expect a fourth-quarter 2015 European launch of ePlex, and we expect to submit for FDA 510(k) clearance in the first quarter of 2016.

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

Research and Development Expenses

Research and development expenses primarily include expenses related to the development of our ePlex instrument and its test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consisted of salaries, benefits, stock-based compensation costs, outside design and consulting services, laboratory supplies, contract research organization expenses, clinical study supplies and facility costs. We expense all research and development costs in the periods in which they are incurred.

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

Results of Operations — Three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	March 31,
(in thousands)	2015	2014	$ Change	% Change
Revenue	$10,107	$7,913	$2,194	28%

Our revenue consists primarily of revenue from the sale of test cartridges and reagents (which we refer to as consumables), with a small component from our sale of instruments and other revenue. Revenue for the quarter ended March 31, 2015 increased compared to the same quarter of 2014, due to higher consumable revenues of $9,800,000 versus $7,432,000 in the comparable period ended March 31, 2014. This increase in consumable revenue was primarily driven by purchases of our infectious disease assays. Pricing changes did not have a material impact on revenue during the current period.

	March 31,
(in thousands)	2015	2014	$ Change	% Change
Cost of Revenue	$3,991	$3,591	$400	11%
Gross Profit	$6,116	$4,322	$1,794	42%
The increase in cost of revenue for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $502,000 corresponding to volume increases and inventory reserves of $141,000, partially offset by decreased supplies expense of $108,000 and a $94,000 decrease in employee-related expenses. The increase in gross profit was primarily due to higher product sales.

	March 31,
(in thousands)	2015	2014	$ Change	% Change
Sales and Marketing	$3,693	$2,979	$714	24%

 The increase in sales and marketing expense for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily driven by an increase in employee-related expenses of $656,000, including increased stock-based compensation expense of $357,000 incurred in connection with expanding our domestic and international commercial organization.

	March 31,
(in thousands)	2015	2014	$ Change	% Change
General and Administrative	$3,671	$2,933	$738	25%

The increase in general and administrative expense for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to an increase in employee-related expenses of $550,000 including increased stock-based compensation expense of $368,000, and an increase in recruitment costs of $116,000.

	March 31,
(in thousands)	2015	2014	$ Change	% Change
Research and Development	$8,779	$7,270	$1,509	21%

The increase in research and development expense for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to an increase in costs associated with the development of our ePlex assays of $1,081,000, and a $229,000 increase in patent prosecution and other related legal fees.

	March 31,
(in thousands)	2015	2014	$ Change	% Change
Other Income (Expense)	$180	$83	$97	117%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash and cash equivalents, restricted cash, marketable securities, and interest expense related to debt. The increase in other income (expense) for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due primarily to one-time income of $223,000 received from the release of escrowed proceeds related to our sale of preferred stock of Advanced Liquid Logic, Inc. shares in fourth quarter of 2014, which was partially offset by an increase in interest expense related to the amortization of debt issuance costs of $71,000 and a $51,000 decrease in interest earned on marketable securities.

	March 31,
(in thousands)	2015	2014	$ Change	% Change
Provision for Income Taxes	$22	$6	$16	267%

Due to net losses incurred, we have only recorded tax provisions related to interest on uncertain tax positions and minimum tax payments.
Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. At March 31, 2015, we had $68,706,000 of working capital, including $70,954,000 in cash, cash equivalents, and short-term investments.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	March 31,
Three months ended (in thousands):	2015	2014
Net cash used in operating activities	$(8,265)	$(6,384)
Net cash used in investing activities	(1,185)	(1,439)
Net cash provided by (used in) financing activities	9,517	(17)
Effect of exchange rate on cash	(9)	0
Net increase (decrease) in cash and cash equivalents	$58	$(7,840)

Cash flows used in operating activities
Net cash used in operating activities increased $1,881,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increased use of cash during the first three months of 2014 was primarily due to an increase in our net loss of $1,086,000, which was partially offset by increases in stock-based compensation of $950,000 related to the increase in employees to support our domestic and international expansion.

Cash flows used in investing activities
Net cash used in investing activities decreased by $254,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increases in maturities of short-term investments of $7,100,000 which was partially offset by a $5,276,000 decrease in proceeds from sales of marketable securities and an increase in purchases of marketable securities of $1,758,000.
Cash flows provided by (used in) financing activities
Net cash provided by (used in) financing activities increased by $9,534,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the $10,000,000 we borrowed in March 2015 under our Loan and Security Agreement with General Electric Capital Corporation and certain other lenders.

We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, and expand our research and development, commercialization and manufacturing activities. Factors that could affect our capital requirements, in addition to those previously identified, include, but are not limited to:

•	the level of revenues and the rate of our revenue growth;

•	change in demand from our customers;

•	the level of expenses required to expand our U.S. and international commercial (sales and marketing) activities;

•	the level of research and development investment required to develop and commercialize our ePlex™ system and related test menu and maintain our XT-8 system;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.

Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the Agreement, with General Electric Capital Corporation, or GECC, and certain other financial institutions, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the Agreement, we may, subject to certain conditions, borrow:

•	$10,000,000 on or before March 31, 2015, which we borrowed in March 2015;

•	an additional $10,000,000, subject to our satisfaction of regulatory requirements necessary to CE Mark its ePlex™ system in Europe by a specified date;

•	an additional $15,000,000, subject to our satisfaction of FDA 510(k) market clearance for the sale of our ePlex™ system in the United States by a specified date; and

•	up to $5,000,000 in the form of a revolving loan, which is subject to a defined borrowing base as set forth in the Agreement.

Pursuant to the terms of the Agreement, the lenders are granted a security interest in (a) all of our personal property, other than intellectual property (which is subject to a negative pledge), but including our rights to payment in respect of intellectual property, (b) the stock of all of our domestic subsidiaries, and (c) 65% of the voting stock and 100% of the non-voting stock of each of our non-U.S. subsidiaries.

The Agreement contains customary affirmative and negative covenants, including, without limitation, delivering reports and notices relating to our financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the Agreement.

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our Carlsbad, California facility. This letter of credit was secured with $758,000 of restricted cash at March 31, 2015.
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

Contractual Obligations
Our contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In connection with the Loan and Security Agreement, we borrowed $10,000,000 during the three months ended March 31, 2015. The principal and applicable interest is due in full on or before January 12, 2019.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and there have been no material changes to such policies or estimates during the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our Carlsbad, California facility, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks during the quarter ended March 31, 2015.
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
Interest Rate Risk
As of March 31, 2015, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.
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
There have been no material changes to our risk factors during the three months ended March 31, 2015. For additional information regarding risk factors, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

GENMARK DIAGNOSTICS, INC.

Date:	May 5, 2015	By:	/s/ HANY MASSARANY
Hany Massarany
Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 5, 2015	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(principal financial and accounting officer)

2

EXHBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the SEC on March 19, 2010).
3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2014).
10.1
Loan and Security Agreement dated as of January 12, 2015 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, General Electric Capital Corporation, and certain other financial institutions as lenders. *

10.2	Form of Market Stock Units Grant Notice and Award Agreement. †
10.3	The GenMark Diagnostics Inc. 2015 Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2015). †
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Management compensation plan.
*	GenMark has requested confidential treatment with respect to certain portions of this exhibit.

3