Form 10-Q
period 2015-06-30
GenMark Diagnostics, Inc.
filed 2015-08-06
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on August 4, 2015, was 42,385,033.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$32,075	$36,855
Marketable securities	30,487	33,651
Accounts receivable, net of allowances of $2,702 and $2,702, respectively	3,559	4,889
Inventories	1,966	2,137
Prepaid expenses and other current assets	1,028	575
Total current assets	69,115	78,107
Property and equipment, net	11,821	11,052
Intangible assets, net	1,741	1,870
Restricted cash	758	758
Other long-term assets	182	183
Total assets	$83,617	$91,970
Current liabilities
Accounts payable	$4,094	$5,126
Accrued compensation	4,081	5,172
Other current liabilities	1,111	1,995
Total current liabilities	9,286	12,293
Long-term liabilities
Deferred rent	1,359	1,445
Long-term debt	9,700	—
Other non-current liabilities	255	208
Total liabilities	20,600	13,946
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 42,375 and 41,859 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	347,509	340,502
Accumulated deficit	(284,493)	(262,472)
Accumulated other comprehensive income	(3)	(10)
Total stockholders’ equity	63,017	78,024
Total liabilities and stockholders’ equity	$83,617	$91,970

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Product revenue	$7,550	$6,494	$17,562	$14,360
License and other revenue	96	61	191	108
Total revenue	7,646	6,555	17,753	14,468
Cost of revenue	3,286	3,100	7,278	6,691
Gross profit	4,360	3,455	10,475	7,777
Operating expenses
Sales and marketing	3,704	3,379	7,397	6,357
General and administrative	3,662	3,218	7,332	6,151
Research and development	8,924	8,123	17,703	15,393
Total operating expenses	16,290	14,720	32,432	27,901
Loss from operations	(11,930)	(11,265)	(21,957)	(20,124)
Other income (expense)
Interest income	33	74	69	161
Interest expense	(245)	(2)	(317)	(4)
Other income (expense)	(11)	2	206	—
Total other income (expense)	(223)	74	(42)	157
Loss before provision for income taxes	(12,153)	(11,191)	(21,999)	(19,967)
Income tax expense (benefit)	(1)	19	22	26
Net loss	$(12,152)	$(11,210)	$(22,021)	$(19,993)
Net loss per share, basic and diluted	$(0.29)	$(0.27)	$(0.53)	$(0.49)
Weighted average number of shares outstanding, basic and diluted	42,091	41,293	41,934	41,186
Other comprehensive loss
Net loss	$(12,152)	$(11,210)	$(22,021)	$(19,993)
Foreign currency translation adjustments	—	—	9	—
Net unrealized gains (losses) on marketable securities, net of tax	1	26	(16)	9
Comprehensive loss	$(12,151)	$(11,184)	$(22,028)	$(19,984)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(22,021)	$(19,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,632	1,167
Amortization of premiums on investments	126	394
Amortization of deferred debt issuance costs	116	—
Gain on sale of investment in preferred stock	(223)	—
Stock-based compensation	4,823	2,949
Non-cash inventory adjustments	543	457
Other non-cash adjustments	15	—
Changes in operating assets and liabilities:
Accounts receivable	1,331	731
Inventories	(246)	608
Prepaid expenses and other assets	(472)	(447)
Accounts payable	(1,212)	(501)
Accrued compensation	(231)	1,375
Other liabilities	(39)	(259)
Net cash used in operating activities	(15,858)	(13,519)
Investing activities
Payments for intellectual property licenses	(550)	—
Purchases of property and equipment	(2,243)	(2,626)
Purchases of marketable securities	(14,797)	(28,200)
Proceeds from sales of marketable securities	223	7,497
Maturities of marketable securities	17,850	27,450
Net cash provided by investing activities	483	4,121
Financing activities
Proceeds from issuance of common stock	427	373
Principal repayment of borrowings	(10)	(46)
Proceeds from borrowings	10,000	—
Costs associated with debt issuance	(718)	—
Proceeds from stock option exercises	894	180
Net cash provided by financing activities	10,593	507
Effect of exchange rate changes on cash	2	—
Net decrease in cash and cash equivalents	(4,780)	(8,891)
Cash and cash equivalents at beginning of period	36,855	35,723
Cash and cash equivalents at end of period	$32,075	$26,832
Non-cash investing and financing activities
Transfer of instruments from property and equipment to inventory	$127	$113
Property and equipment costs included in accounts payable	$303	$513
Intellectual property acquisitions included in other current liabilities	$—	$900
Supplemental cash flow disclosures
Cash paid for income taxes, net	$15	$26
Cash received for interest	$196	$555
Cash paid for interest	$317	$4

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

Basis of Presentation
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and had an accumulated deficit of $284,493,000 as of June 30, 2015. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of June 30, 2015 were $62,562,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 24, 2015. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee-related compensation accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual results could differ from those estimates.

Segment Information
The Company currently operates in one reportable business segment, which encompasses the development, manufacturing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Substantially all of the Company’s operations and assets are in the United States of America.

Reclassifications
       Costs previously reported as cost of revenue totaling $89,000 and $208,000 for the three and six months ended June 30, 2014 have been reclassified as general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures. The Company also reclassified $197,000 and $394,000 included in other income and expense in 2014 into interest income to better align the true nature of the expenses. In addition, the Company reclassified $1,658,000 included in other current liabilities to accounts payable at December 31, 2014 to better align the nature of this balance. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts the Company’s previously reported consolidated total revenue, loss from operations, net loss or net loss per share.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest. This standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability. The Company has retrospectively adopted this standard. The Company's debt issuance costs have been recognized as a direct reduction to short-term and long-term debt liability in the condensed consolidated balance sheets for all periods presented.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of fiscal 2018 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of June 30, 2015, held as security for the Company’s letter of credit with Banc of California.
Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and a reserve for unknown items based upon the Company’s historical experience.

Product Warranties
The Company generally offers a one-year warranty for its systems sold to customers and typically up to a sixty day warranty for consumables. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as necessary.

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

Machinery and laboratory equipment	3 - 5 years
Instruments	4 - 5 years
Office equipment	5 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset
Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax basis of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance has been recorded against the Company’s net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance on income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest related to uncertain tax positions as a component of income tax expense.

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

2. Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administration expenses based on the employee's respective function.
The estimated fair value of stock options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. The fair value of stock options granted is derived from the Black-Scholes Option Pricing Model that uses several judgment-based variables to calculate the expense. The inputs include the expected term of the stock option, the expected volatility and other factors.
•    Expected Term. Expected term represents the period that the stock-based awards are expected to be outstanding and is determined by using the simplified method.
•    Expected Volatility. Expected volatility represents the estimated volatility in the Company’s stock price over the expected term of the stock option and is determined by review of the Company’s and similar companies’ historical experience.
•    Expected Dividend. The Black-Scholes Option Pricing Model calls for a single expected dividend yield as an input. The Company has assumed no dividends as it has never paid dividends and has no current plans to do so.

•    Risk-Free Interest Rate. The risk-free interest rate used in the Black-Scholes Option Pricing Model is based on published U.S. Treasury rates in effect at the time of grant for periods corresponding with the expected term of the option.
The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures.
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
Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest. As of June 30, 2015, there were 233,956 shares available for future grant under the 2010 Plan. Each grant of stock options, restricted stock awards, restricted stock units and market-based stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	2,479,435	$8.66
Granted	757,950	13.13
Exercised	(158,439)	5.62
Cancelled	(32,132)	11.34
Outstanding as of June 30, 2015	3,046,814	9.90
Vested and expected to vest at June 30, 2015	2,727,132	9.60
Exercisable as of June 30, 2015	1,488,451	$7.40
The weighted average fair value of stock options granted during the six months ended June 30, 2015 was $6.42. Options that were exercisable as of June 30, 2015 had a remaining weighted average contractual term of 6.32 years, and an aggregate intrinsic value of $3,689,000. As of June 30, 2015, there were 3,046,814 stock options outstanding, which had a remaining weighted average contractual term of 7.71 years and an aggregate intrinsic value of $3,764,000 .
The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the six months ended June 30, 2015:

	Six Months Ended
	June 30,
	2015	2014
Expected volatility	50%	69%
Expected life (years)	6.08	6.08
Risk free interest rate	1.69%	1.82%
Expected dividend yield	—%	—%
Weighted average fair value	$6.42	$7.49

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2015 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	173,610	$4.56	741,992	$11.46
Granted	—	—	616,246	12.66
Vested	(81,879)	4.34	(291,237)	11.65
Cancelled or expired	(1,999)	5.11	(36,004)	12.47
Unvested as of June 30, 2015	89,732	$4.74	1,030,997	$12.08
 As of June 30, 2015, there was $378,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.84 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2015 and 2014 was $954,000 and $2,308,000, respectively.
As of June 30, 2015, there was $11,528,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.95 years. The total fair value of restricted stock units that vested during the six months ended June 30, 2015 and 2014 was $3,441,000 and $1,271,000, respectively.
Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates in accordance with specific provisions in the applicable award agreement. During the six months ended June 30, 2015 and 2014, aggregate stock compensation expense for restricted stock units and awards and market-based stock units was $2,774,000 and $2,037,000, respectively.
The Company issued 154,929 market-based stock units in February 2015 which may result in the recipient receiving shares of stock equal to 200% of the target number of units. The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: expected volatility of 44.7% and risk free interest rate of 1.1%. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the Nasdaq Composite Index. The awards vest in three equal installments on December 31, 2015, December 31, 2016 and December 31, 2017 if stock performance metrics are achieved. At June 30, 2015, there was $2,221,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.51 years.
The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. At June 30, 2015, there was $399,000 of unrecognized stock-based compensation expense related to these awards.

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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of June 30, 2015, there were 473,301 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, therefore, stock-based compensation expense related to the ESPP has been recorded during the six months ended June 30, 2015.

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
The computations of diluted net loss per share for the three and six month periods ended June 30, 2015 and 2014 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options outstanding to purchase common stock	3,047	2,659	3,047	2,659
Other unvested equity awards	1,308	1,145	1,308	1,145
Total	4,355	3,804	4,355	3,804

4. Inventories
Inventory on hand as of June 30, 2015 and December 31, 2014 was comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$443	$593
Work-in-process	846	660
Finished goods	677	884
Total inventories	$1,966	$2,137

5. Property and Equipment, net
Property and equipment as of June 30, 2015 and December 31, 2014 was comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Property and equipment — at cost:
Machinery and laboratory equipment	$7,283	$6,737
Instruments	7,940	6,611
Office equipment	1,556	1,441
Leasehold improvements	4,086	4,050
Total property and equipment — at cost	20,865	18,839
Less: accumulated depreciation	(9,044)	(7,787)
Property and equipment, net	$11,821	$11,052
Depreciation expense was $770,000 and $552,000 for the three months ended June 30, 2015 and 2014, respectively, and was $1,503,000 and $1,068,000 for the six months ended June 30, 2015 and 2014, respectively.

6. Intangible Assets, net
Intangible assets as of June 30, 2015 and December 31, 2014 were comprised of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property licenses	$2,750	(1,009)	$1,741	$2,750	(880)	$1,870

 Intellectual property licenses have a weighted average remaining amortization period of 6.87 years as of June 30, 2015. Amortization expense for these licenses was $64,000 and $41,000 for the three months ended June 30, 2015 and 2014, respectively, and was $128,000 and $99,000 for the six months ended June 30, 2015 and 2014, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2015	$128
2016	254
2017	254
2018	254
2019	254
Thereafter	597
Total	$1,741

7. Loan Payable
Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Term Loan A
6.9% Principal	$10,000	$—
Unamortized issuance premium	(652)	—
Total Debt, net	9,348	—
Current portion of unamortized insurance premium	352	—
Long-Term Debt	$9,700	$—
Term Loans
In January 2015, the Company entered into a Loan and Security Agreement (or "LSA"), with General Electric Capital Corporation, (or "GECC"), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, the Company may, subject to certain conditions, borrow:

•	$10,000,000 on or before March 31, 2015, or Term Loan A;

•	an additional $10,000,000, or Term Loan B, subject to the Company’s satisfaction of regulatory requirements necessary to CE Mark its ePlex system in Europe by a specified date; and

•
an additional $15,000,000, or Term Loan C, and together with Term Loan A and Term Loan B, the Term Loans, subject to the Company’s satisfaction of FDA 510(k) market clearance for the sale of the Company’s ePlex system in the United States by a specified date.

On March 27, 2015, the Company borrowed $10,000,000 pursuant to Term Loan A. The Term Loans will accrue interest at a rate equal to, (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until March 1, 2017, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019, or the Maturity Date.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of June 30, 2015, the Company was in compliance with all covenants under the LSA.

Revolving Loan

Pursuant to the LSA, the Company may borrow up to $5,000,000 under the revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of June 30, 2015, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of June 30, 2015 and December 31, 2014, the Company had $652,000 and $90,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.
For the three and six months ended June 30, 2015, amortization of debt issuance costs was $67,000 and $116,000, respectively. Amortization of debt issuance costs was included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of June 30, 2015.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $285,000 and $295,000 for the three months ended June 30, 2015 and 2014, respectively, and $584,000 and $590,000 for the six months ended June 30, 2015 and 2014, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of June 30, 2015 and December 31, 2014 was $1,531,000 and $1,601,000, respectively.
As of June 30, 2015, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2015	$550
2016	1,416
2017	1,615
2018	1,763
2019	1,891
Thereafter	4,694
Total	$11,929

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$17,658	$—	$—	$17,658
Corporate notes and bonds	—	17,483	—	17,483
U.S. government and agency securities	—	10,756	—	10,756
Commercial paper	—	2,248	—	2,248
Total	$17,658	$30,487	$—	$48,145

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$31,412	$—	$—	$31,412
Corporate notes and bonds	—	18,387	—	18,387
U.S. government and agency securities	—	15,264	—	15,264
Total	$31,412	$33,651	$—	$65,063
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
10. Marketable Securities
The following table summarizes the Company’s marketable securities as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$17,493	$1	$(11)	$17,483
U.S. government and agency securities	10,755	1	—	10,756
Commercial paper	2,248	—	—	2,248
Total	$30,496	$2	$(11)	$30,487

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,408	$1	$(22)	$18,387
U.S. government and agency securities	15,267	2	(5)	15,264
Total	$33,675	$3	$(27)	$33,651

The following table summarizes the maturities of the Company’s marketable securities as of June 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,496	$30,487
Due after one year through two years	—	—
Total	$30,496	$30,487

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
As of June 30, 2015, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.  Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $22,000 for the six months ended June 30, 2015 and $26,000 for the six months ended June 30, 2014.
The Company is subject to taxation in the United States and in various state and foreign jurisdictions. As of June 30, 2015, the Company’s tax years after 2010 are subject to examination by the United Kingdom tax authorities related to legacy operations. Except for net operating losses generated in prior years carrying forward to the current year, as of June 30, 2015, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2010.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014, included in our Annual Report on
Form 10-K for the year ended December 31, 2014.
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
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

Trademarks and Trade Names
GenMark®, eSensor®, XT-8™ and ePlex™ and our other logos and trademarks are the property of GenMark Diagnostics, Inc. or its subsidiaries. All other brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

Overview
Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of multiple distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the United States Food and Drug Administration, or FDA, and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and disposable test cartridges. Our XT-8 system supports up to 24 separate test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are primarily hospitals and reference laboratories.  As of June 30, 2015, we had an installed base of 591 XT-8 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2015 and 2014 were approximately $22,021,000 and $19,993,000, respectively. As of June 30, 2015, we had an accumulated deficit of $284,493,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex instrument system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

Our Products and Technology
We have a menu of eight tests for use with our XT-8 system. Four of our diagnostic tests have received FDA clearance, including our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test, our Thrombophilia Risk Test, and our Respiratory Viral Panel. In addition to these four FDA cleared tests, we have developed several hepatitis C virus, or HCV, genotyping tests, a 3A4/3A5 genotyping test, and a 2C19 genotyping test, versions of which are available for research use only (RUO).
In addition, we have completed the development stage of our ePlex system, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using the ePlex system to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor® detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We have initiated development programs for seven assays for our ePlex system, which include gram-positive (GP) and gram-negative (GN) sepsis panels, a respiratory panel (RP), a gastrointestinal (GI) pathogen panel, an HCV genotyping test (HCVg), a central nervous system (CNS) panel and a fungal panel (FP). We intend to continue investing in our ePlex system and its related test menu for the foreseeable future. We are currently focusing on reliability and production scale-up to support the levels required for clinical studies and the European launch of ePlex. We expect a fourth quarter 2015 European launch of ePlex, and we expect to submit for FDA 510(k) clearance in the first quarter of 2016.

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

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable test kits for our XT-8 system, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating systems that have been placed with our customers under a reagent rental agreement, cost of systems sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our XT-8 systems are procured from a contract manufacturer and are generally capitalized as fixed assets and depreciated on a straight-line basis over their useful life as a charge to cost of revenues. We expect our cost of revenues to increase as we place additional XT-8 systems and manufacture and sell additional diagnostic tests; however, we expect our gross margins related to our XT-8 system to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

Sales and Marketing Expenses
Sales and marketing expenses include costs associated with our direct sales force, sales management, marketing, technical support and business development activities. These expenses primarily consist of salaries, commissions, benefits, stock-based compensation, travel, advertising, promotions, product samples and trade show expenses. We expect sales and marketing costs to increase as we scale-up our domestic and international commercial efforts to expand our customer base.

Research and Development Expenses
Research and development expenses primarily include costs associated with the development of our ePlex instrument and its test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, contract research organization expenses, clinical study supplies and facility costs. We expense all research and development costs in the periods in which they are incurred.

General and Administrative Expenses
Our general and administrative expenses include costs associated with our executive, accounting and finance, compliance, information technology, legal, facilities, human resource, administrative and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, travel, insurance, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

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

Results of Operations — Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$7,646	$6,555	$1,091	17%	$17,753	$14,468	$3,285	23%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended June 30, 2015 was due to higher consumables revenues of $7,356,000 compared to $6,245,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales. Pricing changes did not have an impact on revenue during the current quarter.
The increase in revenue for the six months ended June 30, 2015 was due to higher consumable revenues of $17,155,000 compared to $13,678,000 for the same period of the prior year. This increase in consumables revenue was primarily attributable to an increase in purchases of our infectious disease assays. Pricing changes did not have an impact on revenue during the current period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of Revenue	$3,286	$3,100	$186	6%	$7,278	$6,691	$587	9%
Gross Profit	$4,360	$3,455	$905	26%	$10,475	$7,777	$2,698	35%
The increase in cost of revenue for the three months ended June 30, 2015, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue was attributable to product costs of $304,000 corresponding to volume increases, increased employee-related expenses of $90,000, and increased supplies expense of $77,000, partially offset by greater manufacturing efficiencies of $213,000 and decreased inventory reserves of $112,000.
The increase in cost of revenue for the six months ended June 30, 2015, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $805,000 corresponding to volume increases and increased employee-related expenses of $95,000, partially offset by greater manufacturing efficiencies and higher overhead absorption of $191,000 and $59,000, respectively. The increase in gross profit for the three and six months ended June 30, 2015 was primarily due to higher product sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and Marketing	$3,704	$3,379	$325	10%	$7,397	$6,357	$1,040	16%

The increase in sales and marketing expense for the three months ended June 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses, incurred in connection with expanding our domestic and international commercial organization, of $440,000, including stock-based compensation expense of $298,000, partially offset by a decrease in marketing communications and trade show expenses of $65,000 and travel expenses of $56,000.
The increase in sales and marketing expense for the six months ended June 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses, incurred in connection with expanding our domestic and international commercial organization, of $1,150,000, including stock-based compensation expense of $655,000, partially offset by a decrease in marketing communications and trade show expenses of $65,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and Administrative	$3,662	$3,218	$444	14%	$7,332	$6,151	$1,181	19%
The increase in general and administrative expense for the three months ended June 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $628,000, including stock-based compensation expense of $317,000, partially offset by a decrease in consulting expenses of $190,000.
The increase in general and administrative expense for the six months ended June 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $1,345,000, including stock-based compensation expense of $685,000, partially offset by a decrease in consulting expenses of $152,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and Development	$8,924	$8,123	$801	10%	$17,703	$15,393	$2,310	15%
The increase in research and development expense for the three months ended June 30, 2015, compared to the same period of the prior year, was primarily due to an increase in costs associated with the development of our ePlex system of $353,000, an increase in clinical trials and quality assurance expenses of $242,000, and an increase in ePlex assay development expenses of $185,000. Overall increases in research and development expenses were attributable to employee-related expenses, outside services, clinical trial expenses, and supplies and prototype materials to support the development of our ePlex system and related test menu.
The increase in research and development expense for the six months ended June 30, 2015, compared to the same period of the prior year, was primarily due to increased ePlex assay development expenses of $1,266,000, an increase in clinical trials and quality assurance expenses of $613,000, and increased ePlex instrument expenses of $319,000. Overall increases in research and development expenses were attributable to employee-related expenses, outside services, clinical trial expenses, and supplies and prototype materials to support the development of our ePlex system and related test menu.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other Income (Expense)	$(223)	$74	$(297)	(401)%	$(42)	$157	$(199)	(127)%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, and interest expense related to debt.
The change in other income (expense) for the three months ended June 30, 2015, compared to the same period of the prior year, was primarily due to an increase in interest expense of $243,000 related to our Loan and Security Agreement, or LSA, with General Electric Capital Corporation, or GECC.
The change in other income (expense) for the six months ended June 30, 2015, compared to the same period of the prior year, was due primarily to an increase in interest expense of $313,000 related to the LSA with GECC, a decrease in interest earned on marketable securities of $92,000, and income from a one-time payment of $223,000 received from the release of escrowed proceeds related to our sale of preferred stock of Advanced Liquid Logic, Inc. in fourth quarter of 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income tax expense (benefit)	$(1)	$19	$(20)	(105)%	$22	$26	$(4)	(15)%
Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments and interest on uncertain tax positions.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2015, we had $59,829,000 of working capital, including $62,562,000 in cash, cash equivalents, and marketable securities.
The following table summarizes, for the periods indicated, selected items in our Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
Six months ended (in thousands):	2015	2014
Net cash used in operating activities	$(15,858)	$(13,519)
Net cash provided by investing activities	483	4,121
Net cash provided by financing activities	10,593	507
Effect of exchange rate on cash	2	—
Net (decrease) in cash and cash equivalents	$(4,780)	$(8,891)

Cash flows used in operating activities
Net cash used in operating activities increased $2,339,000 for the six months ended June 30, 2015 compared to the same period of the prior year. The increased use of cash was primarily due to an increase in our net loss of $2,028,000 and a decrease in accrued compensation of $1,606,000, partially offset by an increase in stock-based compensation of $1,874,000.

Cash flows provided by investing activities
Net cash provided by investing activities decreased by $3,638,000 for the six months ended June 30, 2015, compared to the same period of the prior year, primarily due to decreased net proceeds from maturities and sales of marketable securities of $16,874,000, partially offset by a decrease in purchases of marketable securities of $13,403,000.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $10,086,000 for the six months ended June 30, 2015, compared to the same period of the prior year, primarily due to the $10,000,000 we borrowed in March 2015 under the LSA with GECC and an increase in proceeds from the exercise of employee stock options of $714,000, partially offset by an increase in debt issuance costs of $718,000.

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
•    the level of research and development investment required to develop and commercialize our ePlex system and related test menu and maintain our XT-8 system;
•    our need to acquire or license complementary technologies;
•    the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•    competing technological and market developments; and
•    changes in regulatory policies or laws that affect our operations.

Loan and Security Agreement
In January 2015, we entered into the LSA with GECC and certain other financial institutions, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, we may, subject to certain conditions, borrow:
•$10,000,000 on or before March 31, 2015, which we borrowed in March 2015;
•    an additional $10,000,000, subject to our satisfaction of regulatory requirements necessary to CE Mark our ePlex system in Europe by a specified date;
•    an additional $15,000,000, subject to our satisfaction of FDA 510(k) market clearance for the sale of our ePlex system in the United States by a specified date; and
•    up to $5,000,000 in the form of a revolving loan, which is subject to a defined borrowing base as set forth in the LSA.
Pursuant to the terms of the LSA, the lenders are granted a security interest in (a) all of our personal property, other than intellectual property (which is subject to a negative pledge), but including our rights to payment in respect of intellectual property, (b) the stock of all of our domestic subsidiaries, and (c) 65% of the voting stock and 100% of the non-voting stock of each of our non-U.S. subsidiaries.
The LSA contains customary affirmative and negative covenants, including, without limitation, delivering reports and notices relating to our financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA.

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at June 30, 2015.
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

Contractual Obligations
Our contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In connection with entering into the LSA, we borrowed $10,000,000 during the three months ended March 31, 2015. The principal and applicable interest is due in full on or before January 12, 2019. On June 23, 2015, we entered into a lease agreement for additional manufacturing space located in Carlsbad, California. Pursuant to the lease agreement, rent payments total $4,490,000 over the 90-month lease term.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and there have been no material changes to such policies or estimates during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our executive office facility in Carlsbad, California, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended June 30, 2015.
Our exposure to market risk is currently limited to our cash and cash equivalents, all of which have maturities of less than three months, and marketable securities, which have maturities of greater than three months. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may in the future maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term nature of our cash equivalents and investments, we do not believe that an increase in market rates would have a material negative impact on the value of our portfolio.

Interest Rate Risk
As of June 30, 2015, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A.    RISK FACTORS

You should consider the risks described below and all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described below occurs, our business, financial condition or results of operations could be negatively affected. In that case, the market price of our common stock could decline.
We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We may not successfully commercialize our ePlex system and its related test menu.*
Our current plan for achieving positive cash flow and our future growth projections relies upon the successful development and commercialization of our ePlex system and its related test menu. We have designed our ePlex system to integrate automated nucleic acid extraction and amplification with our eSensor® technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. Based on extensive market research and input received from our customers, we believe that our ePlex system will offer advantages over competitive systems, including in respect of multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, and other factors. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to, our and our supplier's ability to consistently manufacture high quality products, timely market introduction, product reliability, overall market acceptance, our ability to offer a broad test menu at a competitive price, our ability to manage the risks associated with scaling up new product production, the effective management of purchase and supply commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand and drive market adoption, increased repair or re-engineering costs due to product returns or design adjustments, and the risk that new products may not have the level of quality in the early stages of introduction that our customers expect. If we are unsuccessful in effectively commercializing our ePlex system within our expected time frame, or at all, we may invest in anticipation of growth that does not materialize, or which develops more slowly than we expect, which in turn could harm our financial results, result in overcapacity, and our business and future prospects may be adversely affected.

Our financial results will depend on the acceptance and increased demand among our target customers and the medical community of our molecular diagnostic technologies and products.
Our future success depends on the belief by our target customers and the medical community that our molecular diagnostic products are a reliable, medically-relevant, accurate and cost-effective replacement for other diagnostic testing methods. Our business success depends on our ability to convince our target customers to perform these tests internally with our products if they have historically outsourced their testing needs or have historically used non-molecular methods to perform such testing, or to replace their current molecular testing platforms with our system and its related test offerings.
Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•	the relative convenience, ease of use, accuracy, scalability, cost, and time-to-result of our diagnostic products over competing products;

•	the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;

•	the breadth of our menu of available diagnostic tests relative to our competitors;

•	our success in training our customers in the proper use of our products;

•	the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;

•	the extent and success of our marketing and sales efforts; and

•	general economic conditions.

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

We may be unsuccessful in expanding sales of our product offerings outside the United States. *
Assuming we receive the applicable regulatory clearances or approvals, we plan to offer our molecular diagnostic products in European and other international markets in the near future. We intend to utilize a direct sales and technical support team in certain key European countries, which we expect will be augmented by a third party logistics provider that will be responsible for managing the international delivery of our products and providing certain other related services. We intend to also utilize marketing partners and distributors in certain locations as we expand internationally. We previously introduced our XT-8 system to key opinion leader sites in certain countries in order to familiarize these markets with our technology and certain tests in advance of our anticipated international launch of our ePlex system. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our direct sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize, our customers may not receive the level of service they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.
In order to market our products in the European Union and many other foreign jurisdictions, we, or our distributors or partners, may be required to meet and/or comply with numerous and varying regulatory requirements before selling our products in such jurisdictions. The applicable approval or clearance procedures may vary among countries and could involve additional testing or other requirements. We, our distributors or other partners may not obtain applicable approvals or clearances from regulatory authorities outside the United States on a timely basis, if at all, which could harm our ability to expand into markets outside the United States.

We face intense competition from established and new companies in the molecular diagnostics field and expect to face increased competition in the future.
The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex; Nanosphere, Inc.; bioMerieux, which acquired BioFire Diagnostics, Inc.; Qiagen NV; Abbott Molecular Diagnostics, a division of Abbott Laboratories; Hologic, Inc. and Cepheid;

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
To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of newly developed, unique products is a complex process. We or our suppliers may not be prepared to produce sufficient quantities of, or may have difficulty consistently producing high quality products. If we or our key suppliers encounter difficulties in scaling manufacturing operations as a result of, among other things, process transfer complexities, quality control and quality assurance issues, and availability of components and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results within the time frame we expect, or at all. In addition, finding solutions to product quality and reliability issues can be time consuming and expensive, and we may incur significant costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, and warranty and service obligations.
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

•
the potential for financial hardship or other detrimental circumstances at key suppliers that may impact our ability to source key materials or services required for the manufacturing of our products; and

•	increases in prices of raw materials and key components.

The manufacturing operations for our test cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly and time consuming to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products and would have a material adverse effect on our business, financial condition and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.
Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations and available therapies. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year. New information or the introduction of advanced treatment options with respect to a particular disease may also affect related diagnostic testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict changes to infectious disease testing recommendations affecting our products. As a result, we may not be able to accurately forecast sales from our infectious disease products.
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
Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for, additional diagnostic tests;

•	the expenses we incur for research and development required to maintain and improve our technology, including developing our ePlex system;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;

•	the expenses we incur in licensing technologies from third parties to expand the menu of diagnostics tests we plan to offer;

•	our sales strategy and whether the revenues from sales of our test cartridges or systems will be sufficient to offset our expenses;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.
Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our XT-8 system and its related test menu and our expected commercialization of ePlex, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with our ePlex system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our business and financial condition.

Our credit facility requires that we satisfy certain milestones in order to access funding and contains restrictions that limit our flexibility in operating our business.*
In January 2015, we entered into a loan and security agreement with General Electric Capital Corporation and certain other lenders. Pursuant to the agreement, we borrowed $10 million in March 2015 and may borrow up to an additional $25 million if we timely satisfy certain regulatory requirements related to our ePlex system. In addition, we have access to up to $5 million under a revolving credit facility, subject to certain conditions and a defined borrowing base. If we fail to satisfy the conditions to funding under our credit facility, including, but not limited to, as a result of the failure to timely achieve the identified regulatory milestones related to our ePlex system, we may not have the ability to borrow certain amounts under our credit facility.

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
Until such time, if ever, as we can generate positive cash flows from operations, we will be required to finance our operations with our cash resources and amounts made available under our credit facility. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed, on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies, or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

We have a history of net losses, and we may never achieve or maintain profitability.
We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $38.3 million and $33.6 million for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2015, we had an accumulated deficit of $284.5 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, and clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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
We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facility. We outsource manufacturing of our XT-8 system and much of the disposable component molding for our test cartridges. In 2012, we formalized our relationship with Leica Biosystems Melbourne Pty Ltd., or Leica, the contract manufacturer of our XT-8 instrument system. Leica specializes in manufacturing of electronic and electromechanical devices for medical use. While we work closely with Leica to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. We intend to manufacture the proprietary test cartridges for our ePlex system, and outsource the manufacture of our ePlex system to a third party manufacturing partner.
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
We are investing significantly in the development of our ePlex instrument and its related molecular diagnostic tests to expand our future product offerings. Our molecular diagnostic products, including our ePlex system, will require 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States. For international commercialization, the classification of, and the regulatory pre-market requirements for, our molecular diagnostic products vary from country to country. There are a number of potential risks associated with the regulatory review processes for our products in development. For example, regulatory authorities may require that we conduct additional studies that could impact the cost associated with product development and could potentially delay commercial launch of the product. In addition, we may be unsuccessful in obtaining regulatory clearance for all of our desired intended uses for our products or product approval or clearance within certain jurisdictions.
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
We derive revenues from the sale of research use only, or RUO, tests and custom manufactured reagents, which are not intended for diagnostic purposes. Clinical laboratories are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and may validate the clinical diagnostic use of a laboratory developed test, or LDT, specifically for use in their laboratory using any labeled products. FDA has traditionally practiced enforcement discretion regarding the use of the LDTs for clinical diagnostic purposes. However, the FDA has recently promulgated draft guidance which outlines stringent regulatory requirements for CLIA labs in order to use LDTs for clinical diagnostic application. These proposed requirements, if implemented, may result in a significant reduction in the sale of our RUO or custom manufactured products, which could reduce our revenues and adversely affect our operations and/or financial condition.

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
Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the PPACA. While the PPACA involves expanding coverage to more individuals, it includes new regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we began paying the tax in 2013. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.
In August 2011, President Obama signed into law the Budget Control Act of 2011, which among other things, created automatic reductions to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. In April 2013, the 2% Medicare payment reductions went into effect. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.
Our commercial success depends on our ability to develop, manufacture and market our systems and tests and use our proprietary technology without infringing the patents and other proprietary rights of third parties. As the molecular diagnostics industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our products may infringe or may be alleged to infringe these patents.
The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States or in many foreign jurisdictions. Both the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. For example, three recent Supreme Court cases, Association for Molecular Pathology et al. v. Myriad Genetics, Inc., et al., Mayo Collaborative Services v. Prometheus Laboratories, and Alice v. CLS Bank, have introduced additional questions regarding the patentability of isolated naturally occurring genes and gene fragments, proteins, peptides, natural products, and related diagnostic and therapeutic methods which are likely to be resolved only through continued litigation. The overall impact of these decisions and others on the molecular diagnostics industry remains uncertain and our interpretation of the scope of these rulings on existing or future patents may be inaccurate.
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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 120 owned and exclusively licensed patents and approximately 30 additional pending patent applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
We also rely on trade-secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us.

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
In addition, a product defect or regulatory violation could lead to a government-mandated or voluntary recall by us. We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our common stock to decline, and expose us to product liability or other claims, including contractual claims from parties to whom we sold products, and harm our reputation with customers. A recall involving our XT-8 system or our diagnostic tests would be particularly harmful to our business and financial results.
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
Obtaining coverage and reimbursement approval for a product from each government or third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our product to each government or third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs. Further, third-party payors may choose to reimburse our customers per test based on individual biomarker detection, rather than on the basis of the number of results given by the test. This may result in our customers electing to use separate tests to screen for each disease or condition so that they can receive reimbursement for each test they conduct. In that event, these entities may purchase separate tests for each disease, rather than products, such as ours, that can be used to return highly multiplexed test results.

We are currently reliant on the commercial success of our XT-8 system and its related test menu to partially fund our current operations and ePlex development programs.
We currently market our XT-8 instrument system and four FDA-cleared diagnostic tests. In addition, we have several RUO tests. We have primarily placed our XT-8 systems with customers at no initial charge through reagent rental agreements, under which customers generally commit to purchase minimum quantities of test cartridges and reagents (consumables) over a typical period of one to three years, with a component of the cartridge and reagent price allocated to recover the instrument price. We also offer our XT-8 systems for sale. We intend to continue to dedicate a significant portion of our resources to the commercialization of our XT-8 system and its related test menu, while also dedicating significant resources to the commercialization of our ePlex system and the development of its related test menu. As a result, to the extent that our XT-8 system and our existing and future diagnostic and RUO products are not commercially successful or are withdrawn from the market for any reason, our operating results, financial condition and critical ePlex development programs would be harmed and we may be required to seek additional funding to support our ongoing operations.

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
Some hospital-based and reference laboratories may not consider adopting our XT-8 system unless we offer a broader menu of diagnostic tests or may choose not to convert from competitive products unless and until we are able to offer a sample-to-answer instrument solution, such as our ePlex instrument. In addition, in order to commercialize our products, we are required to undertake time consuming and costly development activities, including clinical studies for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval or, if approved, may not generate the demand we expect. If we are unable to effectively compete with our XT-8 system and its related test menu, our revenues and our ability to achieve profitability will be significantly impaired.

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
Global economic conditions may remain challenging and uncertain for the foreseeable future. These conditions may not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past. Additionally, these economic conditions and market turbulence may also impact our suppliers, causing them to be unable to supply sufficient quantities of customized components in a timely manner, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

We are exposed to risks associated with long-lived and intangible assets that may become impaired and result in an impairment charge.
The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. These events or changes might include an inability to successfully deliver an instrument to the marketplace and attain customer acceptance, a change in the rights or use of licensed intellectual property, adjustments to our depreciation assumptions, or other matters. Adverse events or changes in circumstances may affect the estimated discounted future cash flows expected to be derived from long-lived and intangible assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. In the past we have incurred, and in the future we may incur, impairment charges. A material reduction in earnings resulting from such a charge could cause us to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

Cyberattacks and other security breaches could compromise our proprietary information which could harm our business and reputation.*
In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is critical to our operations, business strategy, and reputation. Computer hackers may attempt to penetrate our computer systems or our third party IT service providers' systems and, if successful, misappropriate our proprietary information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we will continue to implement additional protective measures to reduce the risk of and detect cyber-attacks, these incidents are becoming more sophisticated and frequent, and the techniques used in such attacks evolve rapidly and are difficult to detect. Despite our cybersecurity measures, our information technology networks and infrastructure may still be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our, or our third party IT service providers' data security and access to, or public disclosure or loss of, confidential business or proprietary intellectual property information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

Information technology systems implementation issues could disrupt our internal operations and adversely affect our financial results.
Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we have implemented an enterprise resource planning software system. To more fully realize the potential of this system, we are continually reassessing and upgrading processes and this may be more expensive, time consuming and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows and to otherwise operate our business in a secure environment, all of which could adversely affect our financial results, stock price and reputation.

Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2014, we had net operating loss, or NOL, carryforwards available of approximately $128.4 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2034. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. Our ability to use the current NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use NOL carryforwards. We have recorded a full valuation allowance against our net deferred tax assets.
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

GENMARK DIAGNOSTICS, INC.

Date:	August 6, 2015	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	By:	/s/ SCOTT MENDEL
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