Form 10-Q
period 2015-09-30
GenMark Diagnostics, Inc.
filed 2015-10-27
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on October 22, 2015, was 42,442,721.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$34,212	$36,855
Marketable securities	19,966	33,651
Accounts receivable, net of allowances of $2,702 and $2,702, respectively	4,332	4,889
Inventories	2,714	2,137
Prepaid expenses and other current assets	874	575
Total current assets	62,098	78,107
Property and equipment, net	11,557	11,052
Intangible assets, net	2,470	1,870
Restricted cash	758	758
Other long-term assets	184	183
Total assets	$77,067	$91,970
Current liabilities
Accounts payable	$4,893	$5,126
Accrued compensation	4,885	5,172
Other current liabilities	1,695	1,995
Total current liabilities	11,473	12,293
Long-term liabilities
Deferred rent	1,308	1,445
Long-term debt	9,794	—
Other non-current liabilities	249	208
Total liabilities	22,824	13,946
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 42,445 and 41,859 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	350,124	340,502
Accumulated deficit	(295,887)	(262,472)
Accumulated other comprehensive income	2	(10)
Total stockholders’ equity	54,243	78,024
Total liabilities and stockholders’ equity	$77,067	$91,970

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Product revenue	$8,382	$6,233	$25,944	$20,593
License and other revenue	90	67	281	175
Total revenue	8,472	6,300	26,225	20,768
Cost of revenue	3,352	2,609	10,630	9,300
Gross profit	5,120	3,691	15,595	11,468
Operating expenses
Sales and marketing	3,587	3,159	10,984	9,516
General and administrative	3,061	2,900	10,393	9,051
Research and development	9,589	7,904	27,292	23,297
Total operating expenses	16,237	13,963	48,669	41,864
Loss from operations	(11,117)	(10,272)	(33,074)	(30,396)
Other income (expense)
Interest income	30	45	99	206
Interest expense	(289)	(14)	(607)	(18)
Other income (expense)	(14)	(33)	193	(34)
Total other income (expense)	(273)	(2)	(315)	154
Loss before provision for income taxes	(11,390)	(10,274)	(33,389)	(30,242)
Income tax expense (benefit)	4	(616)	26	(591)
Net loss	$(11,394)	$(9,658)	$(33,415)	$(29,651)
Net loss per share, basic and diluted	$(0.27)	$(0.23)	$(0.79)	$(0.72)
Weighted average number of shares outstanding, basic and diluted	42,312	41,446	42,061	41,273
Other comprehensive loss
Net loss	$(11,394)	$(9,658)	$(33,415)	$(29,651)
Foreign currency translation adjustments	(1)	—	8	—
Net unrealized gains (losses) on marketable securities, net of tax	(4)	(3)	(20)	6
Comprehensive loss	$(11,399)	$(9,661)	$(33,427)	$(29,645)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(33,415)	$(29,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,500	1,870
Amortization of premiums on investments	157	577
Amortization of deferred debt issuance costs	199	—
Gain on sale of investment in preferred stock	(223)	—
Stock-based compensation	7,347	4,478
Non-cash inventory adjustments	567	517
Other non-cash adjustments	9	—
Changes in operating assets and liabilities:
Accounts receivable	557	151
Inventories	(980)	209
Prepaid expenses and other assets	(320)	(691)
Accounts payable	(358)	(318)
Accrued compensation	575	1,757
Other liabilities	(295)	(1,131)
Net cash used in operating activities	(23,680)	(22,232)
Investing activities
Payments for intellectual property licenses	(550)	(350)
Purchases of property and equipment	(2,868)	(3,699)
Purchases of marketable securities	(14,797)	(28,054)
Proceeds from sales of marketable securities	223	7,497
Maturities of marketable securities	28,350	36,250
Net cash provided by investing activities	10,358	11,644
Financing activities
Proceeds from issuance of common stock	427	373
Principal repayment of borrowings	(15)	(51)
Proceeds from borrowings	10,000	—
Costs associated with debt issuance	(718)	—
Proceeds from stock option exercises	986	201
Net cash provided by financing activities	10,680	523
Effect of exchange rate changes on cash	(1)	—
Net decrease in cash and cash equivalents	(2,643)	(10,065)
Cash and cash equivalents at beginning of period	36,855	35,723
Cash and cash equivalents at end of period	$34,212	$25,658
Non-cash investing and financing activities
Transfer of instruments from property and equipment to inventory	$165	$156
Property and equipment costs included in accounts payable	$248	$364
Intellectual property acquisitions included in other current liabilities	$800	$550
Supplemental cash flow disclosures
Cash paid for income taxes, net	$9	$27
Cash received for interest	$256	$783
Cash paid for interest	$607	$18

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

The reorganization was deemed to be a transaction under common control; therefore, GenMark accounted for the reorganization in a manner similar to a pooling-of-interests. Once the reorganization became effective, all stock options granted under the Osmetech plc 2003 U.S. Equity Compensation Plan, long term incentive awards and all warrants issued by Osmetech were exchanged for options and warrants exercisable for common stock of the Company.

Basis of Presentation
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and had an accumulated deficit of $295,887,000 as of September 30, 2015. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of September 30, 2015 were $54,178,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.

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

Reclassifications
        Certain reclassifications of prior year financial information have been made to conform to the current year presentation.  Costs previously reported as cost of revenue totaling $83,000 and $291,000 for the three and nine months ended September 30, 2014, respectively, have been reclassified as general and administrative expenses to better align those costs with the functional areas that benefited from those expenditures. The Company also reclassified $183,000 and $577,000 included in other income and expense for the three and nine months ended September 30, 2014, respectively, into interest income to better align the true nature of the expenses. In addition, the Company reclassified $1,658,000 included in other current liabilities to accounts payable at

December 31, 2014 to better align the nature of this balance. None of the foregoing reclassifications impacts the Company’s previously reported consolidated total revenue, loss from operations, net loss or net loss per share.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest. This standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability. The Company has retrospectively adopted this standard. The Company's debt issuance costs have been recognized as a direct reduction to short-term and long-term debt liability in the unaudited condensed consolidated balance sheets for all periods presented.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14, Revenue from Contracts with Customers deferring the previously issued ASU 2014-09. This standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first fiscal quarter of 2018 and allows for a full retrospective or a modified retrospective adoption approach. The new standard does not have a current impact on the unaudited consolidated financial statements presented. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of September 30, 2015, held as security for the Company’s letter of credit with Banc of California.
Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and a reserve for unknown items based upon the Company’s historical experience.

Product Warranties
The Company generally offers a one-year warranty for its instruments sold to customers and typically up to a 60 day warranty for consumables. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as appropriate.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and include direct labor, materials, and manufacturing overhead. The Company periodically reviews inventory for evidence of slow-moving or obsolete parts, and writes inventory down to net realizable value, as needed. This write down is based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life assumptions, and assumptions about the likelihood of obsolescence. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

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

The estimated fair value of stock options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. The fair value of stock options granted is derived from the Black-Scholes Option Pricing Model which uses several judgment-based variables to calculate the expense. The inputs include the expected term of the stock option, the expected volatility and other factors.
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

Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest. As of September 30, 2015, there were 186,083 shares available for future grant under the 2010 Plan. Each grant of stock options, restricted stock awards, restricted stock units and market-based stock units reduces the number of shares available for grant under the 2010 Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	2,479,435	$8.66
Granted	780,450	12.99
Exercised	(179,409)	5.47
Cancelled	(57,160)	11.39
Outstanding as of September 30, 2015	3,023,316	9.92
Vested and expected to vest as of September 30, 2015	2,748,858	9.67
Exercisable as of September 30, 2015	1,542,560	$7.62

The weighted average fair value of stock options granted during the nine months ended September 30, 2015 was $6.35. Options that were exercisable as of September 30, 2015 had a remaining weighted average contractual term of 6.26 years, and an aggregate intrinsic value of $2,440,000. As of September 30, 2015, there were 3,023,316 stock options outstanding, which had a remaining weighted average contractual term of 7.53 years and an aggregate intrinsic value of $2,465,000.

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30,
	2015	2014
Expected volatility	50%	69%
Expected life (years)	6.08	6.08
Risk-free interest rate	1.69%	1.82%
Expected dividend	—%	—%
Weighted average fair value	$6.35	$7.47

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2015 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	173,610	$4.56	741,992	$11.46
Granted	—	—	674,996	12.26
Vested	(109,080)	4.38	(339,954)	11.61
Cancelled or expired	(1,999)	5.11	(44,353)	12.47
Unvested as of September 30, 2015	62,531	$4.84	1,032,681	$11.89

As of September 30, 2015, there was $255,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.61 years. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2015 and 2014 was $1,222,000 and $2,978,000, respectively.

As of September 30, 2015, there was $10,785,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.80 years. The total fair value of restricted stock units that vested during the nine months ended September 30, 2015 and 2014 was $3,885,000 and $1,791,000, respectively.

Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates in accordance with specific provisions in the applicable award agreement. During the nine months ended September 30, 2015 and 2014, aggregate stock-based compensation expense for restricted stock units and awards and market-based stock units was $4,352,000 and $2,453,000, respectively.

The Company issued 154,929 market-based stock units in February 2015 which may result in the recipient receiving shares of stock equal to 200% of the target number of units. The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: expected volatility of 44.7% and risk free interest rate of 1.1%. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index. The awards vest in three equal installments on December 31, 2015, December 31, 2016 and December 31, 2017 if stock performance metrics are achieved. As of September 30, 2015, there was $1,777,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.25 years.

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of September 30, 2015, there was $399,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2015, there were 473,301 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, therefore; stock-based compensation expense related to the ESPP has been recorded during the nine months ended September 30, 2015.

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
The computations of diluted net loss per share for the three and nine month periods ended September 30, 2015 and 2014 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options outstanding to purchase common stock	3,023	2,547	3,023	2,547
Other unvested equity awards	1,283	1,009	1,283	1,009
Total	4,306	3,556	4,306	3,556

4. Inventories
Inventory on hand as of September 30, 2015 and December 31, 2014 comprised the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$593	$593
Work-in-process	1,130	660
Finished goods	991	884
Total inventories	$2,714	$2,137

5. Property and Equipment, net
Property and equipment as of September 30, 2015 and December 31, 2014 comprised the following (in thousands):

	September 30, 2015	December 31, 2014
Property and equipment — at cost:
Machinery and laboratory equipment	$7,603	$6,737
Instruments	8,084	6,611
Office equipment	1,565	1,441
Leasehold improvements	4,084	4,050
Total property and equipment — at cost	21,336	18,839
Less: accumulated depreciation	(9,779)	(7,787)
Property and equipment, net	$11,557	$11,052
Depreciation expense was $797,000 and $638,000 for the three months ended September 30, 2015 and 2014, respectively, and was $2,301,000 and $1,707,000 for the nine months ended September 30, 2015 and 2014, respectively.

6. Intangible Assets, net
Intangible assets as of September 30, 2015 and December 31, 2014 comprised the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property licenses	$3,550	$(1,080)	$2,470	$2,750	$(880)	$1,870

 Intellectual property licenses have a weighted average remaining amortization period of 6.59 years as of September 30, 2015. Amortization expense for these licenses was $71,000 and $64,000 for the three months ended September 30, 2015 and 2014, respectively, and was $199,000 and $163,000 for the nine months ended September 30, 2015 and 2014, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2015	$94
2016	375
2017	375
2018	375
2019	375
Thereafter	876
Total	$2,470

7. Loan Payable
The Company had no outstanding long-term debt as of December 31, 2014. As of September 30, 2015, long-term debt consisted of the following (in thousands):

September 30, 2015
Term Loan A
6.9% principal	$10,000
Unamortized issuance premium	(569)
Total debt, net	9,431
Current portion of unamortized issuance premium	363
Long-term debt	$9,794

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with General Electric Capital Corporation, or GECC, and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, the Company may, subject to certain conditions, borrow:

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

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of September 30, 2015, the Company was in compliance with all covenants under the LSA.

On September 30, 2015, the Company entered into an amendment to the LSA, pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders (but did not increase or reduce the aggregate amount of such commitments), and the parties adjusted certain of the Company’s administrative financial reporting obligations and the dates by which certain future funding requirements must be satisfied.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under the revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of September 30, 2015, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of September 30, 2015 and December 31, 2014, the Company had $569,000 and $90,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the three and nine months ended September 30, 2015, amortization of debt issuance costs was $83,000 and $199,000, respectively. Amortization of debt issuance costs was included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of September 30, 2015.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $336,000 and $268,000 for the three months ended September 30, 2015 and 2014, respectively, and $920,000 and $858,000 for the nine months ended September 30, 2015 and 2014, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of September 30, 2015 and December 31, 2014 was $1,488,000 and $1,601,000, respectively.

As of September 30, 2015, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2015	$275
2016	1,416
2017	1,615
2018	1,763
2019	1,891
Thereafter	4,694
Total	$11,654

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$21,206	$—	$—	$21,206
Corporate notes and bonds	—	12,465	—	12,465
U.S. government and agency securities	—	7,501	—	7,501
Total	$21,206	$19,966	$—	$41,172

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$31,412	$—	$—	$31,412
Corporate notes and bonds	—	18,387	—	18,387
U.S. government and agency securities	—	15,264	—	15,264
Total	$31,412	$33,651	$—	$65,063
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
10. Marketable Securities
The following table summarizes the Company’s marketable securities as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$12,465	$1	$(1)	$12,465
U.S. government and agency securities	7,501	—	—	7,501
Total	$19,966	$1	$(1)	$19,966

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,408	$1	$(22)	$18,387
U.S. government and agency securities	15,267	2	(5)	15,264
Total	$33,675	$3	$(27)	$33,651

The following table summarizes the maturities of the Company’s marketable securities as of September 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,966	$19,966
Due after one year through two years	—	—
Total	$19,966	$19,966

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
As of September 30, 2015, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.  Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $26,000 for the nine months ended September 30, 2015 and an income tax benefit of $591,000 for the nine months ended September 30, 2014.
During the third quarter of 2014, the Company reduced the amount of unrecognized tax benefits associated with uncertain tax positions by $610,000, including interest and penalties of $228,000, as a result of the expiration of applicable statute of limitations.
The Company is subject to taxation in the United States and in various state and foreign jurisdictions. As of September 30, 2015, the Company’s tax years after 2010 are subject to examination by the United Kingdom tax authorities related to legacy operations. Except for net operating losses generated in prior years carrying forward to the current year, as of September 30, 2015, the Company is no longer subject to U.S. federal, state, or local examinations for years before 2010.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Overview
Our proprietary electrochemical technology enables fast, accurate and highly sensitive detection of multiple distinct biomarkers in a single sample. Our XT-8 system received 510(k) clearance from the United States Food and Drug Administration, or FDA, and is designed to support a broad range of molecular diagnostic tests with a compact and easy-to-use workstation and disposable test cartridges. Our XT-8 system supports up to 24 separate test cartridges, each of which can be run independently, resulting in a highly convenient and flexible workflow for our target customers, which are primarily hospitals and reference laboratories.  As of September 30, 2015, we had an installed base of 616 XT-8 analyzers, or placements, with our customers.
Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2015 and 2014 were approximately $33,415,000 and $29,651,000, respectively. As of September 30, 2015, we had an accumulated deficit of $295,887,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex instrument system and additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

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
In addition, we have completed the development stage of our ePlex system, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using the ePlex system to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We have initiated development programs for seven assays for our ePlex system, which include a respiratory panel (RP), gram-positive (GP) and gram-negative (GN) sepsis panels, a gastrointestinal (GI) pathogen panel, an HCV genotyping test (HCVg), a central nervous system (CNS) panel and a fungal panel (FP). We intend to continue investing in our ePlex system and its related test menu for the foreseeable future. We are currently focusing on system reliability and production scale-up to support the levels required for clinical studies and the European launch of ePlex. We expect a first quarter 2016 European launch of ePlex, and we expect to submit for FDA 510(k) clearance in the second quarter of 2016.

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

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable test kits for our XT-8 system, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our XT-8 instruments are procured from a contract manufacturer and are generally capitalized as fixed assets and depreciated on a straight-line basis over their useful life as a charge to cost of revenues. We expect our cost of revenues to increase as we place additional XT-8 instruments and manufacture and sell additional diagnostic tests; however, we expect our gross margins related to our XT-8 products to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

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

Results of Operations — Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$8,472	$6,300	$2,172	34%	$26,225	$20,768	$5,457	26%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended September 30, 2015 was due to higher consumables revenues of $8,159,000 compared to $6,042,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales. Pricing changes did not have an impact on revenue during the current quarter.
The increase in revenue for the nine months ended September 30, 2015 was due to higher consumable revenues of $25,314,000 compared to $19,721,000 for the same period of the prior year. This increase in consumables revenue was primarily attributable to an increased volume of infectious disease assay sales. Pricing changes did not have an impact on revenue during the current period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of Revenue	$3,352	$2,609	$743	28%	$10,630	$9,300	$1,330	14%
Gross Profit	$5,120	$3,691	$1,429	39%	$15,595	$11,468	$4,127	36%
The increase in cost of revenue for the three months ended September 30, 2015, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $658,000 corresponding to volume increases, increased employee-related expenses of $90,000, increased supplies expense of $78,000, and the expansion of our customer technical support group of $56,000, partially offset by greater manufacturing efficiencies of $213,000 and decreased inventory reserves of $112,000.
The increase in cost of revenue for the nine months ended September 30, 2015, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $1,464,000 corresponding to volume increases, increased inventory reserves of $141,000, and the expansion of our customer technical support group of $145,000, partially offset by greater manufacturing efficiencies of $403,000. The increase in gross profit for the three and nine months ended September 30, 2015 was primarily due to higher product sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and Marketing	$3,587	$3,159	$428	14%	$10,984	$9,516	$1,468	15%

The increase in sales and marketing expense for the three months ended September 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses incurred in connection with expanding our domestic and international commercial organization of $280,000, including stock-based compensation expense, marketing communications and trade show expenses of $103,000, and travel expenses of $64,000.
The increase in sales and marketing expense for the nine months ended September 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses incurred in connection with expanding our domestic and international commercial organization of $1,429,000, including stock-based compensation expense of $994,000, and travel expenses of $55,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and Administrative	$3,061	$2,900	$161	6%	$10,393	$9,051	$1,342	15%
The increase in general and administrative expense for the three months ended September 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $397,000, including stock-based compensation expense of $314,000, partially offset by a decrease in professional fees related to audit and tax services of $160,000, and a decrease in bank fees of $65,000.
The increase in general and administrative expense for the nine months ended September 30, 2015, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $1,742,000, including stock-based compensation expense of $1,001,000, partially offset by a decrease in professional fees related to audit and tax services of $236,000, and a decrease in consulting expenses of $101,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and Development	$9,589	$7,904	$1,685	21%	$27,292	$23,297	$3,995	17%
The increase in research and development expense for the three months ended September 30, 2015, compared to the same period of the prior year, was primarily due to an increased ePlex assay development expenses of $1,278,000, increased ePlex instrument expenses of $208,000, and an increase in clinical trials and quality assurance expenses of $212,000. Overall increases in research and development expenses were attributable to employee-related expenses, outside services, clinical trial expenses, and supplies and prototype materials to support our ePlex system and the development of its related test menu.
The increase in research and development expense for the nine months ended September 30, 2015, compared to the same period of the prior year, was primarily due to increased ePlex assay development expenses of $2,544,000, an increase in clinical trials and quality assurance expenses of $825,000, and increased ePlex instrument expenses of $526,000. Overall increases in research and development expenses were attributable to employee-related expenses, outside services, clinical trial expenses, and supplies and prototype materials to support our ePlex system and the development of its related test menu.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other Income (Expense)	$(273)	$(2)	$(271)	13,550%	$(315)	$154	$(469)	(305)%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, and interest expense related to debt.
The change in other income (expense) for the three months ended September 30, 2015, compared to the same period of the prior year, was primarily due to an increase in interest expense of $275,000 related to our Loan and Security Agreement, or LSA, with General Electric Capital Corporation, or GECC.
The change in other income (expense) for the nine months ended September 30, 2015, compared to the same period of the prior year, was due primarily to an increase in interest expense of $603,000 related to amounts borrowed under the LSA, a decrease in interest earned on marketable securities of $107,000, and income from a one-time payment of $223,000 received from the release of escrowed proceeds related to our sale of preferred stock of Advanced Liquid Logic, Inc. in fourth quarter of 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income tax expense (benefit)	$4	$(616)	$620	(101)%	$26	$(591)	$617	(104)%
Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments and interest on uncertain tax positions. The increase in income tax expense for the three and nine months ended September 30, 2015 is in each case due to a reduction in the unrecognized tax benefits associated with uncertain tax positions of $610,000 in the third quarter of 2014, as a result of the expiration of applicable statute of limitations.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2015, we had $50,625,000 of working capital, including $54,178,000 in cash, cash equivalents, and marketable securities.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	September 30,
Nine months ended (in thousands):	2015	2014
Net cash used in operating activities	$(23,680)	$(22,232)
Net cash provided by investing activities	10,358	11,644
Net cash provided by financing activities	10,680	523
Effect of exchange rate on cash	(1)	—
Net (decrease) in cash and cash equivalents	$(2,643)	$(10,065)

Cash flows used in operating activities
Net cash used in operating activities increased $1,448,000 for the nine months ended September 30, 2015 compared to the same period of the prior year. The increased use of cash was primarily due to an increase in our net loss of $3,764,000, a decrease in accrued compensation of $1,182,000, and an increase in cash utilized for inventories of $1,189,000, partially offset by an increase in stock-based compensation of $2,869,000.

Cash flows provided by investing activities
Net cash provided by investing activities decreased by $1,286,000 for the nine months ended September 30, 2015, compared to the same period of the prior year, primarily due to decreased net proceeds from maturities and sales of marketable securities of $15,174,000, partially offset by a decrease in purchases of marketable securities of $13,257,000.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $10,157,000 for the nine months ended September 30, 2015, compared to the same period of the prior year, primarily due to the $10,000,000 we borrowed in March 2015 under the LSA and an increase in proceeds from the exercise of employee stock options of $785,000, partially offset by an increase in debt issuance costs of $718,000.

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

Loan and Security Agreement
In January 2015, we entered into the LSA with GECC and certain other financial institutions, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, as amended, we may, subject to certain conditions, borrow:
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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at September 30, 2015.

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

Contractual Obligations
Our contractual obligations as of December 31, 2014 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. In connection with entering into the LSA, we borrowed $10,000,000 during the three months ended March 31, 2015. The principal and applicable interest on amounts borrowed is due in full on or before January 12, 2019. On June 23, 2015, we entered into a lease agreement for additional manufacturing space located in Carlsbad, California. Pursuant to the lease agreement, rent payments total $4,490,000 over the 90-month lease term.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended September 30, 2015.
Our exposure to market risk is currently limited to our cash and cash equivalents, all of which have maturities of less than three months, and marketable securities, which have maturities of greater than three months. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may in the future maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term nature of our cash equivalents and investments, we do not believe that an increase in market rates would have a material negative impact on the value of our portfolio.

Interest Rate Risk
As of September 30, 2015, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

We may be unsuccessful in expanding sales of our product offerings outside the United States. *
Assuming we receive the applicable regulatory clearances or approvals, we plan to offer our molecular diagnostic products in European and other international markets in the near future. We intend to utilize a direct sales and technical support team in certain key European countries, which we expect will be augmented by a third party logistics provider that will be responsible for managing the international delivery of our products and providing certain other related services. We intend to also utilize marketing partners and distributors in certain locations as we expand internationally. We previously introduced our XT-8 system to key opinion leader sites in certain countries in order to familiarize these markets with our technology and certain tests in advance of our anticipated international launch of our ePlex system. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our direct sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize, our customers may not receive the level of service they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.
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
We anticipate that we will face increased competition in the future as new companies enter the market with new technologies, our competitors improve their current products and expand their menu of diagnostic tests, and as we expand our operations internationally. Many of our current and potential competitors have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in new product development, greater regulatory expertise, and more extensive manufacturing and distribution capabilities. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis.

We and our key suppliers may have difficulties scaling manufacturing operations for our anticipated future growth.
To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of newly developed, unique products is a complex process. We or our suppliers may not be able to consistently produce sufficient quantities of high quality products. If we or our key suppliers encounter difficulties in scaling manufacturing operations as a result of, among other things, process transfer complexities, quality control and quality assurance issues, and availability of components and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results within the time frame we expect, or at all. In addition, finding solutions to product quality and reliability issues can be time consuming and expensive, and we may incur significant costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, and warranty and service obligations.
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
Also, unanticipated changes in customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, customer service and administrative infrastructure. These constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.
We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.
Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for our diagnostic tests;

•	the expenses we incur for research and development required to maintain and improve our technology, including developing our ePlex system;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;

•	the expenses we incur in licensing technologies from third parties to expand the menu of diagnostics tests we plan to offer;

•	our sales strategy and whether the revenues from sales of our test cartridges or systems will be sufficient to offset our expenses;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.
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

Our credit facility requires that we satisfy certain milestones in order to access funding and contains restrictions that limit our flexibility in operating our business.*
In January 2015, we entered into a loan and security agreement with General Electric Capital Corporation and certain other lenders, which was amended in September 2015. Pursuant to the agreement, we borrowed $10 million in March 2015 and may borrow up to an additional $25 million if we timely satisfy certain regulatory requirements related to our ePlex system. In addition, we have access to up to $5 million under a revolving credit facility, subject to certain conditions and a defined borrowing base. If we fail to satisfy the conditions to funding under our credit facility, including, but not limited to, as a result of the failure to timely achieve the identified regulatory milestones related to our ePlex system, we may not have the ability to borrow certain amounts under our credit facility.

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
We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $38.3 million and $33.6 million for the years ended December 31, 2014 and 2013, respectively. As of September 30, 2015, we had an accumulated deficit of $295.9 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, and clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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
We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facility. We outsource manufacturing of our XT-8 system and much of the disposable component molding for our test cartridges. In 2012, we formalized our relationship with Leica Biosystems Melbourne Pty Ltd., or Leica, the contract manufacturer of our XT-8 instrument. Leica specializes in manufacturing of electronic and electromechanical devices for medical use. While we work closely with Leica to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. We intend to manufacture the proprietary test cartridges for our ePlex system, and outsource the manufacture of our ePlex system to a third party manufacturing partner.
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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, also imposes reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. In February 2013, CMS released the final rule implementing the federal Physician Payments Sunshine Act, or the Sunshine Act. The law requires certain pharmaceutical, biologic, and medical device manufacturers to annually report to CMS payments or other transfers of value they furnish to physicians and teaching hospitals. These reporting requirements took effect on August 1, 2013. Failure to submit required information may result in significant civil monetary penalties. We expect compliance with the PPACA and Sunshine Act to impose significant administrative and financial burdens on us.
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
Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we began paying the tax in 2013. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.
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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 120 owned and exclusively licensed patents and approximately 35 additional pending patent applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
We currently market our XT-8 instrument and four FDA-cleared diagnostic tests. In addition, we have several RUO tests. We have primarily placed our XT-8 systems with customers at no initial charge through reagent rental agreements, under which customers generally commit to purchase minimum quantities of test cartridges and reagents (consumables) over a typical period of one to three years, with a component of the cartridge and reagent price allocated to recover the instrument price. We also offer our XT-8 systems for sale. We intend to continue to dedicate a significant portion of our resources to the commercialization of our XT-8 system and its related test menu, while also dedicating significant resources to the commercialization of our ePlex system and the development of its related test menu. As a result, to the extent that our XT-8 system and our existing and future diagnostic and RUO products are not commercially successful or are withdrawn from the market for any reason, our operating results, financial condition and critical ePlex development programs would be harmed and we may be required to seek additional funding to support our ongoing operations.

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

GENMARK DIAGNOSTICS, INC.

Date:	October 27, 2015	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2015	By:	/s/ SCOTT MENDEL
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
10.1*
Amendment to Loan and Security Agreement dated September 30, 2015 by and among GenMark Diagnostics, Inc., as borrower, General Electric Capital Corporation, as agent and lender, and the lenders signatory thereto. *

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