Form 10-Q
period 2016-03-31
GenMark Diagnostics, Inc.
filed 2016-05-03
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on April 29, 2016, was 42,788,585.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2016	December 31, 2015
Current assets
Cash and cash equivalents	$27,913	$35,385
Marketable securities	10,075	10,080
Accounts receivable, net of allowances of $2,756 and $2,727, respectively	5,433	6,847
Inventories	2,441	3,054
Prepaid expenses and other current assets	623	591
Total current assets	46,485	55,957
Property and equipment, net	11,705	11,396
Intangible assets, net	2,282	2,376
Restricted cash	758	758
Other long-term assets	178	180
Total assets	$61,408	$70,667
Current liabilities
Accounts payable	$5,130	$4,376
Accrued compensation	4,489	3,861
Other current liabilities	1,907	2,352
Total current liabilities	11,526	10,589
Long-term liabilities
Deferred rent	1,281	1,257
Long-term debt	9,562	9,890
Other non-current liabilities	319	334
Total liabilities	22,688	22,070
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 42,788 and 42,551 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	356,344	353,233
Accumulated deficit	(317,627)	(304,669)
Accumulated other comprehensive income (loss)	(1)	29
Total stockholders’ equity	38,720	48,597
Total liabilities and stockholders’ equity	$61,408	$70,667

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Product revenue	$10,959	$10,012
License and other revenue	105	95
Total revenue	11,064	10,107
Cost of revenue	4,375	3,991
Gross profit	6,689	6,116
Operating expenses
Sales and marketing	3,709	3,693
General and administrative	3,419	3,671
Research and development	12,269	8,779
Total operating expenses	19,397	16,143
Loss from operations	(12,708)	(10,027)
Other income (expense)
Interest income	29	36
Interest expense	(277)	(73)
Other income	33	217
Total other income (expense)	(215)	180
Loss before provision for income taxes	(12,923)	(9,847)
Income tax expense	35	22
Net loss	$(12,958)	$(9,869)
Net loss per share, basic and diluted	$(0.30)	$(0.24)
Weighted average number of shares outstanding, basic and diluted	42,672	41,774
Other comprehensive loss
Net loss	$(12,958)	$(9,869)
Foreign currency translation adjustments	47	9
Net unrealized losses on marketable securities, net of tax	(17)	(17)
Comprehensive loss	$(12,928)	$(9,877)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(12,958)	$(9,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	797
Amortization of premiums on investments	16	73
Amortization of deferred debt issuance costs	92	49
Gain on sale of investment in preferred stock	—	(223)
Stock-based compensation	2,402	2,339
Provision for bad debt	29	—
Non-cash inventory adjustments	75	402
Other non-cash adjustments	(49)	20
Changes in operating assets and liabilities:
Accounts receivable	1,385	445
Inventories	501	(366)
Prepaid expenses and other assets	—	(216)
Accounts payable	617	(775)
Accrued compensation	989	(919)
Other liabilities	(42)	(22)
Net cash used in operating activities	(6,043)	(8,265)
Investing activities
Payments for intellectual property licenses	(800)	(550)
Purchases of property and equipment	(966)	(411)
Purchases of marketable securities	—	(14,797)
Proceeds from sales of marketable securities	—	223
Maturities of marketable securities	—	14,350
Net cash used in investing activities	(1,766)	(1,185)
Financing activities
Principal repayment of borrowings	(5)	(5)
Proceeds from borrowings	—	10,000
Costs associated with debt issuance	(10)	(700)
Proceeds from stock option exercises	345	222
Net cash provided by financing activities	330	9,517
Effect of exchange rate changes on cash	7	(9)
Net increase (decrease) in cash and cash equivalents	(7,472)	58
Cash and cash equivalents at beginning of period	35,385	36,855
Cash and cash equivalents at end of period	$27,913	$36,913
Non-cash investing and financing activities
Transfer of instruments from property and equipment to inventory	$38	$48
Property and equipment costs included in accounts payable	$285	$818
Supplemental cash flow disclosures
Cash paid for income taxes, net	$13	$17
Cash received for interest	$21	$109
Cash paid for interest	$184	$73

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

GenMark Diagnostics, Inc., the Company or GenMark, was formed by Osmetech plcas a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. The Company is a leading provider of automated, multiplex molecular diagnostic testing systems that detect and measure DNA and RNA targets to diagnose disease and optimize patient treatment.

Basis of Presentation
The Company has incurred net losses from operations since its inception and had an accumulated deficit of $317,627,000 as of March 31, 2016. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of March 31, 2016 were $37,988,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 23, 2016. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

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

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. This ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an update to ASC 740, Income Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. The Company adopted ASU 2015-17 as of the fiscal year ended December 31, 2015 and the interim period ending March 31, 2016 on a prospective basis.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which has deferred the implementation of the previously issued ASU 2014-09. This standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first fiscal quarter of 2018 and allows for a full retrospective or a modified retrospective adoption approach. The new standard does not have a current impact on the unaudited consolidated financial statements presented. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of March 31, 2016, held as security for the Company’s letter of credit with Banc of California.

Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and a reserve for unknown items based upon the Company’s historical experience.

Product Warranties
The Company generally offers a one-year warranty for its instruments sold to customers and typically up to a 60 day warranty for consumables. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as appropriate.

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

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the applicable award. The estimated fair value, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the three months ended March 31, 2016 and 2015, aggregate stock-based compensation expense was $2,402,000 and $2,339,000, respectively.

The fair value of stock options granted is derived from the Black-Scholes Option Pricing Model, which uses several judgment-based variables to calculate the expense. The inputs include the expected term of the stock option, the expected volatility and other factors.
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

All stock options granted under the 2010 Plan are exercisable at a per share price equal to the closing quoted market price of a share of the Company’s common stock on the NASDAQ Global Market on the grant date and generally vest over a period of between one and four years. Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest.

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	3,004,011	$9.74
Granted	5,000	4.70
Exercised	(55,352)	6.24
Cancelled	(78,439)	10.59
Outstanding at March 31, 2016	2,875,220	9.78
Vested and expected to vest at March 31, 2016	2,741,406	9.67
Exercisable at March 31, 2016	1,744,344	$8.42

The weighted average fair value of stock options granted during the three months ended March 31, 2016 was $2.27. Options that were exercisable as of March 31, 2016 had a remaining weighted average contractual term of 6.14 years, and an aggregate intrinsic value of $473,000. As of March 31, 2016, there were 2,875,220 stock options outstanding, which had a remaining weighted average contractual term of 7.06 years and an aggregate intrinsic value of $476,000.

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the three months ended March 31, 2016:

	Three Months Ended
	March 31,
	2016	2015
Expected volatility	51%	50%
Expected life (years)	5.90	6.08
Risk-free interest rate	1.35%	1.69%
Expected dividend	—%	—%
Weighted average fair value	$2.27	$6.44

Restricted stock awards or units may be granted in connection with the hiring or retention of personnel and are subject to certain conditions. In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures. The Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2016 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	32,837	$5.00	934,977	$12.66
Granted	—	—	1,229,342	4.70
Vested	(24,692)	4.44	(176,342)	12.76
Cancelled	—	—	(26,659)	9.28
Unvested at March 31, 2016	8,145	$6.68	1,961,318	$7.33

As of March 31, 2016, there was $37,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.39 years. The total fair value of restricted stock awards that vested during the three months ended March 31, 2016 and 2015 was $110,000 and $561,000, respectively.

As of March 31, 2016, there was $10,105,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.93 years. The total fair value of restricted stock units that vested during the three months ended March 31, 2016 and 2015 was $2,250,000 and $2,708,000, respectively.

The Company issued market-based stock units in February 2015 and February 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over a three-year period following the grant. As of March 31, 2016, there was $1,493,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.41 years. The Company’s market-based stock unit activity for the three months ended March 31, 2016 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	136,730	$18.07
Target units granted	263,351	4.94
Vested	—	—
Cancelled	—	—
Unvested at March 31, 2016	400,081	$9.43

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the three months ended March 31, 2016:

	Three Months Ended
	March 31,
	2016	2015
Expected volatility	49%	45%
Risk-free interest rate	0.90%	1.10%
Expected dividend	—%	—%
Weighted average fair value	$4.94	$18.07

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of March 31, 2016, there was $266,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of March 31,

2016, there were 405,897 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the three months ended March 31, 2016.

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

The computations of diluted net loss per share for the three month periods ended March 31, 2016 and 2015 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Options outstanding to purchase common stock	2,875	3,174
Other unvested equity awards	2,390	1,363
Total	5,265	4,537

4. Inventories
Inventory on hand as of March 31, 2016 and December 31, 2015 comprised the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$982	$1,147
Work-in-process	671	693
Finished goods	788	1,214
Total inventories	$2,441	$3,054

5. Property and Equipment, net
Property and equipment as of March 31, 2016 and December 31, 2015 comprised the following (in thousands):

	March 31, 2016	December 31, 2015
Property and equipment — at cost:
Machinery and laboratory equipment	$7,905	$7,728
Instruments	9,097	8,195
Office equipment	1,562	1,526
Leasehold improvements	4,311	4,311
Total property and equipment — at cost	22,875	21,760
Less: accumulated depreciation	(11,170)	(10,364)
Property and equipment, net	$11,705	$11,396
Depreciation expense was $806,000 and $733,000 for the three months ended March 31, 2016 and 2015, respectively.

6. Intangible Assets, net
Intangible assets as of March 31, 2016 and December 31, 2015 comprised the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property licenses	$3,550	$(1,268)	$2,282	$3,550	$(1,174)	$2,376
 Intellectual property licenses have a weighted average remaining amortization period of 6.09 years as of March 31, 2016. Amortization expense for these licenses was $94,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2016	$281
2017	375
2018	375
2019	375
2020	375
Thereafter	501
Total	$2,282

7. Loan Payable
As of March 31, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term Loan A
6.9% principal	$10,000	$10,000
Unamortized issuance premium	(421)	(483)
Total debt, net	9,579	9,517
Current portion of unamortized issuance premium	(17)	373
Long-term debt	$9,562	$9,890

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, the Company may, subject to certain conditions, borrow:

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

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of March 31, 2016, the Company was in compliance with all covenants under the LSA.

On September 30, 2015, the Company entered into a first amendment to the LSA, pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders (but did not increase or reduce the aggregate amount of such commitments), and the parties adjusted certain of the Company’s administrative financial reporting obligations and the dates by which certain future funding requirements must be satisfied. On March 18, 2016, the Company entered into a second amendment to the LSA, pursuant to which the parties adjusted the date by which the Company must satisfy the funding requirements in respect of Term Loan B.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of March 31, 2016, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of March 31, 2016 and December 31, 2015, the Company had $421,000 and $483,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the three months ended March 31, 2016 and 2015, amortization of debt issuance costs was $92,000 and $49,000, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of March 31, 2016.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $387,000 and $300,000 for the three months ended March 31, 2016 and 2015, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of March 31, 2016 and December 31, 2015 was $1,477,000 and $1,445,000, respectively.

As of March 31, 2016, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2016	$1,153
2017	1,632
2018	1,780
2019	1,907
2020	1,972
Thereafter	2,738
Total	$11,182

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$15,059	$—	$—	$15,059
Corporate notes and bonds	—	8,476	—	8,476
U.S. government and agency securities	—	800	—	800
Commercial paper	—	799	—	799
Total	$15,059	$10,075	$—	$25,134

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$22,128	$—	$—	$22,128
Corporate notes and bonds	—	8,483	—	8,483
U.S. government and agency securities	—	799	—	799
Commercial paper	—	798	—	798
Total	$22,128	$10,080	$—	$32,208
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

10. Investments
The following table summarizes the Company’s marketable securities as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$8,477	$—	$(1)	$8,476
U.S. government and agency securities	800	—	—	800
Commercial paper	799	—	—	799
Total	$10,076	$—	$(1)	$10,075

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$8,495	$1	$(13)	$8,483
U.S. government and agency securities	799	—	—	799
Commercial paper	798	—	—	798
Total	$10,092	$1	$(13)	$10,080

The following table summarizes the maturities of the Company’s marketable securities as of March 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,076	$10,075
Due after one year through two years	—	—
Total	$10,076	$10,075

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

As of March 31, 2016, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.  Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $35,000 for the three months ended March 31, 2016.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's Federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of March 31, 2016, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the three months ended March 31, 2016 and 2015 were approximately $12,958,000 and $9,869,000, respectively. As of March 31, 2016, we had an accumulated deficit of $317,627,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex system and additional diagnostic tests, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

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

In addition, we have developed our sample-to-answer ePlex instrument, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using ePlex to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor detection technology, which is not impaired by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We have initiated development programs for seven assays for our ePlex instrument, which include: a respiratory panel (RP); gram-positive (GP), gram-negative (GN), and fungal pathogen (FP) blood culture identification panels; a gastrointestinal (GI) pathogen panel; an HCV genotyping test (HCVg); and a central nervous system (CNS) panel. We intend to continue investing in our ePlex system and its related test menu for the foreseeable future.

Revenue
Revenue from operations includes product sales, principally of our diagnostic tests for use with our XT-8 system. We primarily place our XT-instrument with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to three years. We also offer our XT-8 instrument for sale.

Revenue also includes licensing revenue from the out-licensing of our electrochemical detection technology. We may enter into additional sub-licenses of our technology generating additional revenue, but do not anticipate that this will provide a significant portion of our future revenue.

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable test kits for our XT-8 system, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer and product technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our XT-8 instruments are procured from a contract manufacturer and are generally capitalized as fixed assets and depreciated on a straight-line basis over their useful life as a charge to cost of revenues. We expect our cost of revenues to increase as we place additional XT-8 instruments and manufacture and sell additional diagnostic tests; however, we expect our gross margins related to our XT-8 products to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

Sales and Marketing Expenses
Sales and marketing expenses include costs associated with our direct sales force, sales management, marketing, technical support and business development activities. These expenses primarily consist of salaries, commissions, benefits, stock-based compensation, travel, advertising, promotions, product samples and trade show expenses. We expect sales and marketing expenses to increase as we scale-up our domestic and international commercial efforts to expand our customer base.

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

Results of Operations — Three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$11,064	$10,107	$957	9%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended March 31, 2016 was due to higher consumables revenues of $10,770,000 compared to $9,800,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales. Pricing changes did not have an impact on revenue during the current quarter.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of Revenue	$4,375	$3,991	$384	10%
Gross Profit	$6,689	$6,116	$573	9%
The increase in cost of revenue for the three months ended March 31, 2016, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $209,000 corresponding to volume increases, lower overhead absorption efficiencies of $417,000, and the expansion of our customer technical support group of $70,000, partially offset by decreased inventory reserve expense of $327,000.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and Marketing	$3,709	$3,693	$16	—%

Sales and marketing expenses are primarily comprised of employee-related expenses for our domestic and international commercial organization, and marketing communication and trade show expenses. Sales and marketing expense for the three months ended March 31, 2016 remained consistent as compared to the same period of the prior year.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and Administrative	$3,419	$3,671	$(252)	(7)%
The decrease in general and administrative expense for the three months ended March 31, 2016, compared to the same period of the prior year, was primarily driven by a decrease in medical device tax expense of $138,000 as a result of the suspension of the excise tax, and a $116,000 decrease in legal expenses.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and Development	$12,269	$8,779	$3,490	40%
The increase in research and development expense for the three months ended March 31, 2016, compared to the same period of the prior year, was primarily driven by an increase in supplies and prototype materials utilized by our assay development teams of $3,726,000 and increased clinical trials and quality assurance expenses of $393,000, partially offset by decreased ePlex instrument expenses of $527,000.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other Income (Expense)	$(215)	$180	$(395)	(219)%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, and interest expense related to debt.
The change in other income (expense) for the three months ended March 31, 2016, compared to the same period of the prior year, was primarily due to the absence of one-time income of $223,000 received in 2015 from the release of escrowed proceeds related to our sale of preferred stock of Advanced Liquid Logic, Inc., and an increase in interest expense of $204,000 on amounts due under the LSA.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$35	$22	$13	59%
Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of March 31, 2016, we had $34,959,000 of working capital, including $37,988,000 in cash, cash equivalents, and marketable securities.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	March 31,
Three months ended (in thousands):	2016	2015
Net cash used in operating activities	$(6,043)	$(8,265)
Net cash used in investing activities	(1,766)	(1,185)
Net cash provided by financing activities	330	9,517
Effect of exchange rate on cash	7	(9)
Net increase (decrease) in cash and cash equivalents	$(7,472)	$58

Cash flows used in operating activities
Net cash used in operating activities decreased $2,222,000 for the three months ended March 31, 2016 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to $5,303,000 less cash outflow from changes in operating assets and liabilities, partially offset by a $3,089,000 increase in net loss. The main drivers in the change in operating assets and liabilities included decreases in accounts receivable, an increase in accrued compensation and an increase in accounts payable.

Cash flows used in investing activities
Net cash used in investing activities increased by $581,000 for the three months ended March 31, 2016, compared to the same period of the prior year, primarily due to increased purchases of property and equipment of $555,000 to support the commercialization of ePlex.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $9,187,000 for the three months ended March 31, 2016, compared to the same period of the prior year, primarily due to the $10,000,000 we borrowed in March 2015 under the LSA, which was partially offset by lower debt issuance costs of $690,000 and an increase in proceeds from the exercise of employee stock options of $123,000.

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
• the level of research and development investment required to develop and commercialize our ePlex system and maintain our XT-8 system;
• our need to acquire or license complementary technologies;
• the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
• competing technological and market developments; and
• changes in regulatory policies or laws that affect our operations.

Loan and Security Agreement
In January 2015, we entered into the LSA with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, as amended, we may, subject to certain conditions, borrow:
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

On September 30, 2015 we entered into a first amendment to the LSA, pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders (but did not increase or reduce the aggregate amount of such commitments), and the parties adjusted certain of our administrative financial reporting obligations and the dates by which certain future funding requirements must be satisfied. On March 18, 2016, we entered into a second amendment to the LSA, pursuant to which the parties adjusted the date by which we must satisfy the funding requirements in respect of Term Loan B.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at March 31, 2016.

If we require additional capital, we cannot be certain that it will be available when needed or that our actual cash requirements will not be greater than anticipated. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Contractual Obligations
Our contractual obligations as of December 31, 2015 are summarized in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

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

There have been no material changes in our market risks during the quarter ended March 31, 2016.
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

Interest Rate Risk
As of March 31, 2016, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors during the three months ended March 31, 2016. For additional information regarding risk factors, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

GENMARK DIAGNOSTICS, INC.

Date:	May 3, 2016	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2016	By:	/s/ SCOTT MENDEL
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
10.1
Second Amendment to Loan and Security Agreement dated March 17, 2016 by and among GenMark Diagnostics, Inc., as borrower, Healthcare Financial Solutions, LLC, as agent and lender, and the lenders signatory thereto.*

10.2
Amendment Number One to Development Collaboration and License Agreement, effective as of January 18, 2016, by and among Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc., Advanced Liquid Logic, Inc., and Illumina, Inc.*

10.3	The GenMark Diagnostics Inc. 2016 Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 24, 2016).†
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management compensation plan.
* GenMark has requested confidential treatment with respect to certain portions of this exhibit.