Form 10-Q
period 2016-06-30
GenMark Diagnostics, Inc.
filed 2016-07-28
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on July 25, 2016, was 42,993,890.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2016	December 31, 2015
Current assets
Cash and cash equivalents	$29,561	$35,385
Marketable securities	7,939	10,080
Accounts receivable, net of allowances of $2,751 and $2,727, respectively	5,417	6,847
Inventories	2,614	3,054
Prepaid expenses and other current assets	1,315	591
Total current assets	46,846	55,957
Property and equipment, net	12,654	11,396
Intangible assets, net	2,188	2,376
Restricted cash	758	758
Other long-term assets	177	180
Total assets	$62,623	$70,667
Current liabilities
Accounts payable	$6,106	$4,376
Accrued compensation	4,616	3,861
Current portion of long-term debt	2,920	(373)
Other current liabilities	2,238	2,725
Total current liabilities	15,880	10,589
Long-term liabilities
Deferred rent	1,378	1,257
Long-term debt	16,737	9,890
Other non-current liabilities	183	334
Total liabilities	34,178	22,070
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 42,994 and 42,551 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	358,938	353,233
Accumulated deficit	(330,535)	(304,669)
Accumulated other comprehensive income	38	29
Total stockholders’ equity	28,445	48,597
Total liabilities and stockholders’ equity	$62,623	$70,667

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Product revenue	$12,425	$7,550	$23,384	$17,562
License and other revenue	87	96	192	191
Total revenue	12,512	7,646	23,576	17,753
Cost of revenue	4,720	3,286	9,095	7,278
Gross profit	7,792	4,360	14,481	10,475
Operating expenses
Sales and marketing	3,300	3,704	7,009	7,397
General and administrative	3,876	3,662	7,296	7,332
Research and development	13,204	8,924	25,472	17,703
Total operating expenses	20,380	16,290	39,777	32,432
Loss from operations	(12,588)	(11,930)	(25,296)	(21,957)
Other income (expense)
Interest income	26	33	55	69
Interest expense	(308)	(245)	(585)	(317)
Other income	(42)	(11)	(9)	206
Total other income (expense)	(324)	(223)	(539)	(42)
Loss before provision for income taxes	(12,912)	(12,153)	(25,835)	(21,999)
Income tax (benefit) expense	(5)	(1)	31	22
Net loss	$(12,907)	$(12,152)	$(25,866)	$(22,021)
Net loss per share, basic and diluted	$(0.30)	$(0.29)	$(0.60)	$(0.53)
Weighted average number of shares outstanding, basic and diluted	42,864	42,091	42,768	41,934
Other comprehensive loss
Net loss	$(12,907)	$(12,152)	$(25,866)	$(22,021)
Foreign currency translation adjustments	(34)	—	13	9
Net unrealized losses on marketable securities, net of tax	(5)	1	(21)	(16)
Comprehensive loss	$(12,946)	$(12,151)	$(25,874)	$(22,028)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(25,866)	$(22,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	1,632
Amortization of premiums on investments	35	126
Amortization of deferred debt issuance costs	169	116
Gain on sale of investment in preferred stock	—	(223)
Stock-based compensation	4,540	4,823
Provision for bad debt	23	—
Non-cash inventory adjustments	92	543
Other non-cash adjustments	19	15
Changes in operating assets and liabilities:
Accounts receivable	1,406	1,331
Inventories	306	(246)
Prepaid expenses and other assets	(721)	(472)
Accounts payable	1,289	(1,212)
Accrued compensation	1,119	(231)
Other liabilities	303	(39)
Net cash used in operating activities	(15,495)	(15,858)
Investing activities
Payments for intellectual property licenses	(800)	(550)
Purchases of property and equipment	(2,404)	(2,243)
Purchases of marketable securities	(2,532)	(14,797)
Proceeds from sales of marketable securities	—	223
Maturities of marketable securities	4,650	17,850
Net cash provided by (used in) investing activities	(1,086)	483
Financing activities
Proceeds from issuance of common stock	449	427
Principal repayment of borrowings	(17)	(10)
Proceeds from borrowings	10,000	10,000
Costs associated with debt issuance	(30)	(718)
Proceeds from stock option exercises	352	894
Net cash provided by financing activities	10,754	10,593
Effect of exchange rate changes on cash	3	2
Net decrease in cash and cash equivalents	(5,824)	(4,780)
Cash and cash equivalents at beginning of period	35,385	36,855
Cash and cash equivalents at end of period	$29,561	$32,075
Non-cash investing and financing activities
Transfer of instruments from property and equipment to inventory	$42	$127
Property and equipment costs included in accounts payable	$588	$303
Supplemental cash flow disclosures
Cash paid for income taxes, net	$13	$15
Cash received for interest	$51	$196
Cash paid for interest	$408	$317

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

GenMark Diagnostics, Inc., the Company or GenMark, was formed by Osmetech plc as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. The Company is a leading provider of automated, multiplex molecular diagnostic testing systems that detect and measure DNA and RNA targets to diagnose disease and optimize patient treatment.

Basis of Presentation
The Company has incurred net losses from operations since its inception and had an accumulated deficit of $330,535,000 as of June 30, 2016. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of June 30, 2016 were $37,500,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.

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

In March 2016, the FASB issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. This guidance is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted, The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early but does not anticipate a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December l5, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements but does not anticipate a material impact on its financial statements.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of June 30, 2016, held as security for the Company’s letter of credit with Banc of California.

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

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the applicable award. The estimated fair value, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the six months ended June 30, 2016 and 2015, aggregate stock-based compensation expense was $4,540,000 and $4,823,000, respectively.

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

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	3,004,011	$9.74
Granted	5,000	4.70
Exercised	(56,747)	6.21
Cancelled	(204,841)	11.56
Outstanding at June 30, 2016	2,747,423	9.67
Vested and expected to vest at June 30, 2016	2,604,691	9.55
Exercisable at June 30, 2016	1,822,545	$8.57

Options that were exercisable as of June 30, 2016 had a remaining weighted average contractual term of 5.60 years, and an aggregate intrinsic value of $3,105,000. As of June 30, 2016, there were 2,747,423 stock options outstanding, which had a remaining weighted average contractual term of 6.48 years and an aggregate intrinsic value of $3,214,000.

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the six months ended June 30, 2016:

	Six Months Ended
	June 30,
	2016	2015
Expected volatility	51%	50%
Expected life (years)	5.90	6.08
Risk-free interest rate	1.35%	1.69%
Expected dividend	—%	—%
Weighted average fair value	$2.27	$6.42

Restricted stock awards or units may be granted in connection with the hiring or retention of personnel and are subject to certain conditions. In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures. The Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2016 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	32,837	$5.00	934,977	$12.66
Granted	—	—	1,334,023	4.90
Vested	(29,774)	4.64	(311,162)	11.93
Cancelled	—	—	(225,874)	7.47
Unvested at June 30, 2016	3,063	$8.50	1,731,964	$7.06

As of June 30, 2016, there was $26,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.33 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2016 and 2015 was $138,000 and $954,000, respectively.

As of June 30, 2016, there was $8,851,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.14 years. The total fair value of restricted stock units that vested during the six months ended June 30, 2016 and 2015 was $3,712,000 and $3,441,000, respectively.

The Company issued market-based stock units in February 2015 and February 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over a three-year period following the grant. As of June 30, 2016, there was $1,130,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.17 years. The Company’s market-based stock unit activity for the six months ended June 30, 2016 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	136,730	$18.07
Target units granted	263,351	4.94
Vested	—	—
Cancelled	(56,269)	9.81
Unvested at June 30, 2016	343,812	$9.43

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the six months ended June 30, 2016:

	Six Months Ended
	June 30,
	2016	2015
Expected volatility	49%	45%
Risk-free interest rate	0.90%	1.10%
Expected dividend	—%	—%
Weighted average fair value	$4.94	$18.07

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of June 30, 2016, there was $266,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of June 30, 2016, there were 335,807 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the six months ended June 30, 2016.

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

The computations of diluted net loss per share for the three and six month periods ended June 30, 2016 and 2015 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options outstanding to purchase common stock	2,747	3,047	2,747	3,047
Other unvested equity awards	2,101	1,308	2,101	1,308
Total	4,848	4,355	4,848	4,355

4. Inventories

Inventory on hand as of June 30, 2016 and December 31, 2015 comprised the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$886	$1,147
Work-in-process	775	693
Finished goods	953	1,214
Total inventories	$2,614	$3,054

5. Property and Equipment, net

Property and equipment as of June 30, 2016 and December 31, 2015 comprised the following (in thousands):

	June 30, 2016	December 31, 2015
Property and equipment — at cost:
Machinery and laboratory equipment	$9,064	$7,728
Instruments	9,698	8,195
Office equipment	1,521	1,526
Leasehold improvements	4,311	4,311
Total property and equipment — at cost	24,594	21,760
Less: accumulated depreciation	(11,940)	(10,364)
Property and equipment, net	$12,654	$11,396
Depreciation expense was $797,000 and $770,000 for the three months ended June 30, 2016 and 2015, respectively and was $1,603,000 and $1,503,000 for the six months ended June 30, 2016 and 2015, respectively.

6. Intangible Assets, net

Intangible assets as of June 30, 2016 and December 31, 2015 comprised the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property licenses	$3,550	$(1,362)	$2,188	$3,550	$(1,174)	$2,376
 Intellectual property licenses have a weighted average remaining amortization period of 5.84 years as of June 30, 2016. Amortization expense for these licenses was $94,000 and $64,000 for the three months ended June 30, 2016 and 2015, respectively and was $188,000 and $128,000 for the six months ended June 30, 2016 and 2015, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2016	$187
2017	375
2018	375
2019	375
2020	375
Thereafter	501
Total	$2,188

7. Debt

As of June 30, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	—
Unamortized issuance premium	(343)	(483)
Total debt, net	19,657	9,517
Current portion of long-term debt	(2,920)	373
Long-term debt	$16,737	$9,890

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

The Company borrowed $10,000,000 on each of March 27, 2015 and June 10, 2016 pursuant to Term Loan A and Term Loan B, respectively. The Term Loans accrue interest at a rate equal to (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until March 1, 2017, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019, or the Maturity Date.

In July 2016, the Company entered into an amendment to the LSA pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of June 30, 2016, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, as amended, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. The Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of June 30, 2016, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of June 30, 2016 and December 31, 2015, the Company had $343,000 and $483,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $78,000 and $67,000 for the three months ended June 30, 2016 and 2015, respectively, and $169,000 and $116,000 for the six months ended June 30, 2016 and 2015, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of June 30, 2016.

8. Leases

The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $596,000 and $285,000 for the three months ended June 30, 2016 and 2015, respectively and $983,000 and $584,000 for the six months ended June 30, 2016 and 2015, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of June 30, 2016 and December 31, 2015 was $1,582,000 and $1,445,000, respectively.

As of June 30, 2016, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2016	$778
2017	1,632
2018	1,780
2019	1,907
2020	1,972
Thereafter	2,738
Total	$10,807

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$7,192	$—	$—	$7,192
Corporate notes and bonds	—	7,939	—	7,939
Total	$7,192	$7,939	$—	$15,131

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$22,128	$—	$—	$22,128
Corporate notes and bonds	—	8,483	—	8,483
U.S. government and agency securities	—	799	—	799
Commercial paper	—	798	—	798
Total	$22,128	$10,080	$—	$32,208
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

10. Investments

The following table summarizes the Company’s marketable securities as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$7,938	$2	$(1)	$7,939

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$8,495	$1	$(13)	$8,483
U.S. government and agency securities	799	—	—	799
Commercial paper	798	—	—	798
Total	$10,092	$1	$(13)	$10,080

The following table summarizes the maturities of the Company’s marketable securities as of June 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,938	$7,939
Due after one year through two years	—	—
Total	$7,938	$7,939

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

As of June 30, 2016, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.  Due to the Company's losses in the U.S. federal and state jurisdictions,, it only records a tax provision or benefit related to minimum state tax payments or refunds in addition to foreign taxes. The Company recorded an income tax benefit of $5,000 and $1,000 for the three months ended June 30, 2016 and 2015, respectively, and income tax expense of $31,000 and $22,000 for the six month periods ended June 30, 2016 and 2015, respectively.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's Federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of June 30, 2016, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item1A of this Quarterly Report. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

Trademarks and Trade Names
GenMark®, eSensor®, XT-8® and ePlex® and our other logos and trademarks are the property of GenMark Diagnostics, Inc. or its subsidiaries. All other brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

Overview
Our proprietary eSensor electrochemical technology enables fast, accurate and highly sensitive detection of multiple distinct biomarkers in a single sample. We are currently focused on developing and commercializing eSensor-based instruments and diagnostic tests for performing highly multiplexed reactions to simultaneously detect numerous, clinically relevant pathogens and/or genetic markers in rapidly expanding market segments. We currently sell our XT-8 instrument and related diagnostic and research tests, which collectively we refer to as our XT-8 system, in the United States. Our XT-8 system received 510(k) clearance from the United States Food and Drug Administration, or FDA, and is designed to support a broad range of molecular diagnostic and research tests with a compact and easy-to-use workstation and disposable test cartridges. In addition, we have developed our sample-to-answer ePlex instrument and intend to offer a number of associated diagnostic tests, which we collectively refer to as our ePlex system.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2016 and 2015 were approximately $25,866,000 and $22,021,000, respectively. As of June 30, 2016, we had an accumulated deficit of $330,535,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex system and additional diagnostic tests, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

Our Products and Technology
We offer four FDA-cleared diagnostic tests which run on our XT-8 instrument: our Respiratory Viral Panel; our Cystic Fibrosis Genotyping Test; our Warfarin Sensitivity Test; and our Thrombophilia Risk Test. We have also developed a number of hepatitis C virus, or HCV, genotyping tests and custom manufactured reagents, as well as other research-based and pharmacogenomics products, versions of which are available for use with our XT-8 instrument for research use only (RUO).

In addition, we have developed our sample-to-answer ePlex instrument, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using ePlex to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor detection technology, which is not impacted to the same degree by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We have initiated development programs for seven assays for our ePlex instrument, which include: a respiratory panel (RP); gram-positive (GP), gram-negative (GN), and fungal pathogen (FP) blood culture identification panels; a gastrointestinal (GI) pathogen panel; an HCV genotyping test (HCVg); and a central nervous system (CNS) panel. In June 2016, we achieved CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex Respiratory Pathogen (RP) Panel. We intend to continue investing in our ePlex system and its related test menu for the foreseeable future.

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

Research and Development Expenses
Research and development expenses primarily include costs associated with the development of our ePlex instrument and its test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, costs of consumables used in product development, contract research organization costs, clinical studies and facility costs. We expense all research and development costs in the periods in which they are incurred.

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

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, and we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Results of Operations — Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$12,512	$7,646	$4,866	64%	$23,576	$17,753	$5,823	33%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended June 30, 2016 was due to higher consumables revenues of $12,199,000 compared to $7,356,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales to an expanding customer base, including as a result of higher incidents of influenza-like illness during the current period as compared to the prior year period. Pricing changes did not have an impact on revenue during the current quarter.
The increase in revenue for the six months ended June 30, 2016 was due to higher consumable revenues of $22,970,000 compared to $17,155,000 for the same period of the prior year. This increase in consumables revenue was primarily attributable to an increased volume of infectious disease assay sales to an expanding customer base. Pricing changes did not have an impact on revenue during the current period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of Revenue	$4,720	$3,286	$1,434	44%	$9,095	$7,278	$1,817	25%
Gross Profit	$7,792	$4,360	$3,432	79%	14,481	10,475	$4,006	38%
The increase in cost of revenue for the three months ended June 30, 2016, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $1,480,000 and increased royalties expense of $177,000 corresponding to volume increases, partially offset by higher overhead absorption efficiencies of $258,000.
The increase in cost of revenue for the six months ended June 30, 2016, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $1,697,000 and increased royalties expense of $180,000 corresponding to volume increases, lower overhead absorption of $159,000 and increased employee-related expenses of $83,000, partially offset by decreased inventory reserve expense of $396,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and Marketing	$3,300	$3,704	$(404)	(11)%	7,009	7,397	$(388)	(5)%

Sales and marketing expenses are primarily comprised of employee-related expenses for our domestic and international commercial organization, and marketing communication and trade show expenses. The decrease in sales and marketing expense for the three months ended June 30, 2016, compared to the same period of the prior year, was primarily driven by a decrease in employee-related expenses of $599,000, including a $353,000 decrease in stock-based compensation expense, partially offset by an increase in marketing communications, trades show and product samples expense of $189,000.
The decrease in sales and marketing expense for the six months ended June 30, 2016, compared to the same period of the prior year, was primarily driven by a decrease in employee-related expenses of $668,000, including stock-based compensation expense of $453,000, partially offset by an increase in marketing communications, trade show and product samples expense of $210,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and Administrative	$3,876	$3,662	$214	6%	7,296	7,332	$(36)	—%
The increase in general and administrative expense for the three months ended June 30, 2016, compared to the same period of the prior year, was primarily driven by an adjustment to our indirect tax accrual of $289,000, partially offset by a decrease in employee-related expenses of $118,000.
General and administrative expense for the six months ended June 30, 2016 remained consistent as compared to the same period of the prior year.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and Development	$13,204	$8,924	$4,280	48%	25,472	17,703	$7,769	44%
The increase in research and development expense for the three months ended June 30, 2016, compared to the same period of the prior year, was primarily driven by increased ePlex assay development expenses of $5,171,000, which included a $4,214,000 increase in consumables used in the development of our ePlex menu, partially offset by decreased ePlex instrument development expenses of $881,000.
The increase in research and development expense for the six months ended June 30, 2016, compared to the same period of the prior year, was primarily due to increased ePlex assay development expenses of $8,897,000, which included a $6,946,000 increase in consumables used in the development of our ePlex menu, partially offset by decreased ePlex instrument development expenses of $1,408,000 and decreased legal expenses of $386,000. Overall increases in research and development expenses were attributable to employee-related expenses, outside services, clinical trial expenses, and consumables used to support the development of our ePlex system and related test menu.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other Income (Expense)	$(324)	$(223)	$(101)	45%	(539)	(42)	$(497)	1,183%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, and interest expense related to debt.
The change in other income (expense) for the three months ended June 30, 2016, compared to the same period of the prior year, was primarily due to an increase in interest expense of $64,000 under our credit facility and a $35,000 increase in unrealized foreign currency exchange loss due to currency fluctuations.
The change in other income (expense) for the six months ended June 30, 2016, compared to the same period of the prior year, was due primarily to an increase in interest expense of $268,000 under our credit facility, and the absence of one-time income of $223,000 received in 2015 from the release of escrowed proceeds related to our sale of a preferred stock investment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax expense (benefit)	$(5)	$(1)	$(4)	400%	$31	$22	$9	41%
Due to net losses incurred domestically, we have only recorded tax provisions related to minimum tax payments in the United States. We have recorded tax liabilities generated by our foreign subsidiaries on income earned in local jurisdictions.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2016, we had $30,966,000 of working capital, including $37,500,000 in cash, cash equivalents, and marketable securities.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	June 30,
Six months ended (in thousands):	2016	2015
Net cash used in operating activities	(15,495)	(15,858)
Net cash provided by (used in) investing activities	(1,086)	483
Net cash provided by financing activities	10,754	10,593
Effect of exchange rate on cash	3	2
Net decrease in cash and cash equivalents	$(5,824)	$(4,780)

Cash flows used in operating activities
Net cash used in operating activities decreased $363,000 for the six months ended June 30, 2016 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to $4,571,000 less cash outflow from changes in operating assets and liabilities, partially offset by a $3,845,000 increase in net loss. The main drivers in the change in operating assets and liabilities included decreases in accounts receivable due to strong collections, an increase in accrued compensation and an increase in accounts payable due to timing of payments to key suppliers.

Cash flows used in investing activities
Net cash used in investing activities increased by $1,569,000 for the six months ended June 30, 2016, compared to the same period of the prior year, primarily due to the reduction in net proceeds from marketable securities of $1,158,000 and increased purchases of property and equipment of $161,000 to support the commercialization of ePlex.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $161,000 for the six months ended June 30, 2016, compared to the same period of the prior year, primarily due to an absence of debt issuance costs of $688,000 incurred in the prior year, partially offset by a decrease in proceeds from the exercise of employee stock options of $542,000.

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

Loan and Security Agreement
In January 2015, we entered into the LSA with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, as amended, we could, subject to certain conditions, borrow:
• $10,000,000 on or before March 31, 2015, which we borrowed in March 2015;
• an additional $10,000,000, subject to our satisfaction of regulatory requirements necessary to CE Mark our ePlex system in Europe by a specified date, which we borrowed in June 2016;
• an additional $15,000,000, subject to our satisfaction of FDA 510(k) market clearance for the sale of our ePlex system in the United States by a specified date; and
• up to $5,000,000 in the form of a revolving loan, which is subject to a defined borrowing base as set forth in the LSA.

In July 2016, we entered into an amendment to the LSA pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

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

Equity Distribution Agreement
On June 14, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which we may offer and sell, from time to time, through Canaccord shares of our common stock having an aggregate offering price of up to $30.0 million. We are not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits we specify. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. Canaccord’s obligations to sell shares under the Distribution Agreement are subject to the satisfaction of certain conditions, including the continued effectiveness of the associated registration statement on Form S-3, which was declared effective by the SEC on July 18, 2016. We will pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement, if any. To date, we have not sold any shares of our common stock under the Distribution Agreement.

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at June 30, 2016.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

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

There have been no material changes in our market risks during the quarter ended June 30, 2016.
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

Interest Rate Risk
As of June 30, 2016, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

Foreign Currency Exchange Risks
All of our operating facilities are located within the United States. We are a U.S. entity and our functional currency is the U.S. dollar. Substantially all of our revenues were derived from sales in the United States. We have business transactions in foreign currencies, however, we believe we have no material exposure to risk from changes in foreign currency exchange rates at this time. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

We may not successfully commercialize our ePlex system.*

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful international and domestic commercialization of our ePlex system. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, and other factors. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•	our ability to manage the risks associated with manufacturing variability;

•	scaling-up for new product production;

•	our and our supplier's ability to consistently manufacture highly complex products that deliver valid and accurate results at the level required for FDA clearance and overall market adoption;

•	timely market introduction;

•	product reliability;

•	overall market acceptance;

•	our ability to offer a broad test menu at a competitive price;

•	the effective management of purchase and supply commitments and inventory levels in line with anticipated product demand;

•	the availability of products in appropriate quantities and at expected costs to meet anticipated demand and drive market adoption;

•	increased repair or re-engineering costs due to product returns or design adjustments; and

•	the risk that new products may not have the level of quality in the early stages of introduction that our customers expect.
If we are unsuccessful in effectively commercializing our ePlex system within our expected time frame, or at all, we may invest in anticipation of growth that does not materialize, or which develops more slowly than we expect, which in turn could harm our financial results, reduce our cash balances, result in overcapacity, and our business and future prospects may be adversely affected.

We may not expand sales of our ePlex system outside the United States at the levels we anticipate.*

In June 2016, we achieved CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex Respiratory Pathogen (RP) Panel. We have commenced commercial activities related to our ePlex system in Europe utilizing a direct sales and technical support team in certain key European countries, which we have augmented with a third party logistics provider that is responsible for managing the international delivery of our products and providing certain other related services. We have also engaged a number of distributors in certain European countries and intend to further expand internationally over time. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international direct sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

We may be unsuccessful in obtaining FDA clearance for our ePlex system within our expected timeframe.*

We are investing significantly in the development of our ePlex instrument and its related molecular diagnostic tests to expand our future product offerings. Our ePlex system will require 510(k) clearance or pre-market approval by the FDA prior to marketing it for commercial use in the United States. There are a number of potential risks associated with conducting clinical trials and obtaining regulatory clearance for our ePlex system. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to timely complete clinical trials and obtain FDA clearance or approval for our ePlex system. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of our ePlex system in the United States. We may be unsuccessful in obtaining FDA clearance for our ePlex system within our expected timeframe, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•	the relative convenience, ease of use, accuracy, reliability, scalability, cost, and time-to-result of our diagnostic products over competing products;

•	the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;

•	the breadth and relevance of our menu of available diagnostic tests relative to our competitors;

•	our success in training our customers in the proper use of our products;

•	the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;

•	the extent and success of our marketing and sales efforts; and

•	general economic conditions.
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

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of newly developed, unique products is a complex process. We or our suppliers may not be able to consistently produce sufficient quantities of high quality products. If we or our key suppliers encounter difficulties in scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, and availability of components, equipment and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results within the time frame we expect, or at all. In addition, finding solutions to product quality, reliability, and variability issues can be time consuming and expensive, and we may incur significant costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, and warranty and service obligations.

To manage our anticipated future growth effectively, we must enhance our manufacturing and supply chain capabilities, infrastructure and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. If our management is unable to effectively prepare for our expected future growth, our expenses may increase more than anticipated, our revenue could grow more slowly than expected, and we may not be able to achieve our commercialization goals. Our failure to effectively implement the necessary processes and procedures and otherwise prepare for our anticipated growth could have a material adverse effect on our future financial condition and prospects.

Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in delays or difficulties successfully commercializing our ePlex system or a significant disruption in sales and profitability.

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
Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our XT-8 system and our expected commercialization of ePlex, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with our ePlex system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our business and financial condition.

Our credit facility requires that we satisfy certain milestones in order to access funding and contains restrictions that limit our flexibility in operating our business.*

In January 2015, we entered into a loan and security agreement with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other lenders. Pursuant to the agreement, as amended, we borrowed $10 million in March 2015 and another $10 million in June 2016. We may borrow up to an additional $15 million if we timely obtain FDA clearance of our ePlex system. In addition, we have access to up to $5.0 million under a revolving credit facility, subject to certain conditions and a defined borrowing base. If we fail to satisfy the conditions to funding under our credit facility, including, but not limited to, as a result of our failure to timely achieve FDA clearance of our ePlex system, we may not have the ability to borrow additional amounts under our credit facility.

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

Until such time, if ever, as we can generate positive cash flows from operations, we will be required to finance our operations with our cash resources and amounts made available under our credit facility and the Distribution Agreement. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed, on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies, or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

We have a history of net losses, and we may never achieve or maintain profitability.

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $42.2 million and $38.3 million for the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016, we had an accumulated deficit of $330.5 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, manufacturing, clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.

The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is proposing to update the European Directive 98/79/EC on in vitro diagnostic medical device, or IVD Directive (IVDD), that could impact the classification of our molecular diagnostic products and result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.

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

We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facility. We outsource manufacturing of our XT-8 system and much of the disposable component molding for our test cartridges. In 2012, we formalized our relationship with Leica the contract manufacturer of our XT-8 instrument. Leica specializes in manufacturing of electronic and electromechanical devices for medical use. While we work closely with Leica to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. We manufacture the proprietary test cartridges for our ePlex system, and we outsource the manufacture of our ePlex system to a third party manufacturing partner.

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

We are also subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and results of operations.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of approximately 115 owned and exclusively licensed patents and approximately 35 additional pending patent applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

On July 27, 2016, we entered into an amendment to the LSA pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

ITEM 6.     EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	July 28, 2016	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2016	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2014).
10.1	Equity Distribution Agreement dated June 14, 2016 by and between GenMark Diagnostics, Inc. and Canaccord Genuity Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.