Form 10-Q
period 2016-09-30
GenMark Diagnostics, Inc.
filed 2016-11-03
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on October 28, 2016, was 46,404,310.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2016	December 31, 2015
Current assets
Cash and cash equivalents	$19,293	$35,385
Marketable securities	34,860	10,080
Accounts receivable, net of allowances of $2,740 and $2,727, respectively	5,115	6,847
Inventories	4,216	3,054
Prepaid expenses and other current assets	1,192	591
Total current assets	64,676	55,957
Property and equipment, net	17,335	11,396
Intangible assets, net	2,795	2,376
Restricted cash	758	758
Other long-term assets	175	180
Total assets	$85,739	$70,667
Current liabilities
Accounts payable	$5,392	$4,376
Accrued compensation	5,227	3,861
Current portion of long-term debt	5,403	(373)
Other current liabilities	3,804	2,725
Total current liabilities	19,826	10,589
Long-term liabilities
Deferred rent	3,781	1,257
Long-term debt	14,302	9,890
Other non-current liabilities	202	334
Total liabilities	38,111	22,070
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 46,402 and 42,551 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5	4
Additional paid-in capital	390,194	353,233
Accumulated deficit	(342,593)	(304,669)
Accumulated other comprehensive income	22	29
Total stockholders’ equity	47,628	48,597
Total liabilities and stockholders’ equity	$85,739	$70,667

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Product revenue	$10,727	$8,382	$34,111	$25,944
License and other revenue	86	90	278	281
Total revenue	10,813	8,472	34,389	26,225
Cost of revenue	4,362	3,352	13,457	10,630
Gross profit	6,451	5,120	20,932	15,595
Operating expenses
Sales and marketing	3,223	3,587	10,232	10,984
General and administrative	3,227	3,061	10,522	10,393
Research and development	11,628	9,589	37,100	27,292
Total operating expenses	18,078	16,237	57,854	48,669
Loss from operations	(11,627)	(11,117)	(36,922)	(33,074)
Other income (expense)
Interest income	43	30	98	99
Interest expense	(476)	(289)	(1,061)	(607)
Other income (expense)	16	(14)	7	193
Total other income (expense)	(417)	(273)	(956)	(315)
Loss before provision for income taxes	(12,044)	(11,390)	(37,878)	(33,389)
Income tax expense	14	4	45	26
Net loss	$(12,058)	$(11,394)	$(37,923)	$(33,415)
Net loss per share, basic and diluted	$(0.27)	$(0.27)	$(0.88)	$(0.79)
Weighted average number of shares outstanding, basic and diluted	44,377	42,312	43,308	42,061
Other comprehensive loss
Net loss	$(12,058)	$(11,394)	$(37,923)	$(33,415)
Foreign currency translation adjustments	(4)	(1)	9	8
Net unrealized gains (losses) on marketable securities, net of tax	20	(4)	(2)	(20)
Comprehensive loss	$(12,042)	$(11,399)	$(37,916)	$(33,427)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(37,923)	$(33,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,739	2,500
Amortization of premiums on investments	61	157
Amortization of deferred debt issuance costs	277	199
Gain on sale of investment in preferred stock	(9)	(223)
Stock-based compensation	6,788	7,347
Provision for bad debt	13	—
Non-cash inventory adjustments	120	567
Other non-cash adjustments	20	9
Changes in operating assets and liabilities:
Accounts receivable	1,719	557
Inventories	(1,048)	(980)
Prepaid expenses and other assets	(596)	(320)
Accounts payable	916	(358)
Accrued compensation	1,731	575
Other liabilities	33	(295)
Net cash used in operating activities	(25,159)	(23,680)
Investing activities
Payments for intellectual property licenses	(800)	(550)
Purchases of property and equipment	(5,105)	(2,868)
Purchases of marketable securities	(32,895)	(14,797)
Proceeds from sales of marketable securities	9	223
Maturities of marketable securities	8,050	28,350
Net cash provided by (used in) investing activities	(30,741)	10,358
Financing activities
Proceeds from issuance of common stock	30,448	427
Costs incurred in conjunction with stock issuance	(1,091)	—
Principal repayment of borrowings	(28)	(15)
Proceeds from borrowings	10,000	10,000
Costs associated with debt issuance	(30)	(718)
Proceeds from stock option exercises	507	986
Net cash provided by financing activities	39,806	10,680
Effect of exchange rate changes on cash	2	(1)
Net decrease in cash and cash equivalents	(16,092)	(2,643)
Cash and cash equivalents at beginning of period	35,385	36,855
Cash and cash equivalents at end of period	$19,293	$34,212
Non-cash investing and financing activities
Transfer of instruments from property and equipment to inventory	$234	$165
Property and equipment costs included in accounts payable	$1,040	$248
Intellectual property acquisitions included in other current liabilities	$700	$800
Supplemental cash flow disclosures
Cash paid for income taxes, net	$38	$9
Cash received for interest	$58	$256
Cash paid for interest	$761	$607

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

Basis of Presentation
The Company has incurred net losses from operations since its inception and had an accumulated deficit of $342,593,000 as of September 30, 2016. Management expects operating losses to continue for the foreseeable future. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents and marketable securities as of September 30, 2016 were $54,153,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019, with early adoption permitted. The Company is evaluating the effects adoption will have on its consolidated financial statements, but does not anticipate a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures of revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December l5, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements, but does not anticipate a material impact on its financial statements.

Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of cash on deposit with banks, money market instruments and other instruments with original maturities of three months or less at the date of purchase. Marketable securities consist of certificates of deposits that mature in greater than three months.  Marketable securities are accounted for as "available-for-sale" with the carrying amounts reported in the balance sheets stated at cost, which approximates their fair market value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss.

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of September 30, 2016, held as security for the Company’s letter of credit with Banc of California.

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

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the applicable award. The estimated fair value, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the nine months ended September 30, 2016 and 2015, aggregate stock-based compensation expense was $6,788,000 and $7,347,000, respectively.

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

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	3,004,011	$9.74
Granted	5,000	4.70
Exercised	(75,895)	6.68
Cancelled	(322,530)	11.91
Outstanding at September 30, 2016	2,610,586	9.55
Vested and expected to vest at September 30, 2016	2,502,833	9.45
Exercisable at September 30, 2016	1,804,200	$8.49

Options that were exercisable as of September 30, 2016 had a remaining weighted average contractual term of 5.65 years, and an aggregate intrinsic value of $6,403,000. As of September 30, 2016, there were 2,610,586 stock options outstanding, which had a remaining weighted average contractual term of 6.40 years and an aggregate intrinsic value of $6,968,000.

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock options granted, as well as the resulting weighted average fair values for the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,
	2016	2015
Expected volatility	51%	50%
Expected life (years)	5.90	6.08
Risk-free interest rate	1.35%	1.69%
Expected dividend	—%	—%
Weighted average fair value	$2.27	$6.35

Restricted stock awards or units may be granted in connection with the hiring or retention of personnel and are subject to certain conditions. In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures. The Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2016 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	32,837	$5.00	934,977	$12.66
Granted	—	—	1,428,773	5.24
Vested	(31,589)	4.80	(383,466)	11.80
Cancelled	(312)	11.19	(289,600)	7.58
Unvested at September 30, 2016	936	$9.40	1,690,684	$7.01

As of September 30, 2016, there was $4,000 of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 0.17 years. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2016 and 2015 was $152,000 and $1,222,000, respectively.

As of September 30, 2016, there was $8,330,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.91 years. The total fair value of restricted stock units that vested during the nine months ended September 30, 2016 and 2015 was $4,526,000 and $3,885,000, respectively.

The Company issued market-based stock units in February 2015 and February 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over a three-year period following the grant. As of September 30, 2016, there was $963,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.91 years. The Company’s market-based stock unit activity for the nine months ended September 30, 2016 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	136,730	$18.07
Target units granted	263,351	4.94
Vested	—	—
Cancelled	(56,269)	9.81
Unvested at September 30, 2016	343,812	$9.36

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,
	2016	2015
Expected volatility	49%	45%
Risk-free interest rate	0.90%	1.10%
Expected dividend	—%	—%
Weighted average fair value	$4.94	$18.07

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of September 30, 2016, there was $266,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2016, there were 335,807 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the nine months ended September 30, 2016.

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

The computations of diluted net loss per share for the three and nine month periods ended September 30, 2016 and 2015 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options outstanding to purchase common stock	2,611	3,023	2,611	3,023
Other unvested equity awards	2,057	1,283	2,057	1,283
Total	4,668	4,306	4,668	4,306

4. Inventories

Inventory on hand as of September 30, 2016 and December 31, 2015 comprised the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$1,012	$1,147
Work-in-process	1,049	693
Finished goods	2,155	1,214
Total inventories	$4,216	$3,054

5. Property and Equipment, net

Property and equipment as of September 30, 2016 and December 31, 2015 comprised the following (in thousands):

	September 30, 2016	December 31, 2015
Property and equipment — at cost:
Machinery and laboratory equipment	$9,434	$7,728
Instruments	9,334	8,195
Office equipment	1,695	1,526
Leasehold improvements	9,577	4,311
Total property and equipment — at cost	30,040	21,760
Less: accumulated depreciation	(12,705)	(10,364)
Property and equipment, net	$17,335	$11,396
Depreciation expense was $854,000 and $797,000 for the three months ended September 30, 2016 and 2015, respectively and was $2,458,000 and $2,301,000 for the nine months ended September 30, 2016 and 2015, respectively.

6. Intangible Assets, net

Intangible assets as of September 30, 2016 and December 31, 2015 comprised the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property licenses	$4,250	$(1,455)	$2,795	$3,550	$(1,174)	$2,376
 Intellectual property licenses have a weighted average remaining amortization period of 5.63 years as of September 30, 2016. Amortization expense for these licenses was $94,000 and $71,000 for the three months ended September 30, 2016 and 2015, respectively, and was $281,000 and $199,000 for the nine months ended September 30, 2016 and 2015, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2016	$124
2017	497
2018	497
2019	497
2020	497
Thereafter	683
Total	$2,795

7. Debt

As of September 30, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	—
Unamortized issuance premium	(295)	(483)
Total debt, net	19,705	9,517
Current portion of long-term debt	(5,403)	373
Long-term debt	$14,302	$9,890

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

In July 2016, the Company entered into an amendment to the LSA pursuant to which the lenders reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of September 30, 2016, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, as amended, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. The Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of September 30, 2016, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of September 30, 2016 and December 31, 2015, the Company had $295,000 and $483,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $108,000 and $83,000 for the three months ended September 30, 2016 and 2015, respectively, and $277,000 and $199,000 for the nine months ended September 30, 2016 and 2015, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of September 30, 2016.

8. Leases

The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $476,000 and $336,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,460,000 and $920,000 for the nine months ended September 30, 2016 and 2015, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of September 30, 2016 and December 31, 2015 was $4,189,000 and $1,445,000, respectively.

As of September 30, 2016, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2016	$398
2017	1,644
2018	1,792
2019	1,913
2020	1,972
Thereafter	2,738
Total	$10,457

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$5,010	$—	$—	$5,010
Corporate notes and bonds (cash equivalents)	—	1,200	—	1,200
Corporate notes and bonds	—	23,364	—	23,364
U.S. government and agency securities	—	9,015	—	9,015
Commercial paper	—	2,481	—	2,481
Total	$5,010	$36,060	$—	$41,070

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$22,128	$—	$—	$22,128
Corporate notes and bonds	—	8,483	—	8,483
U.S. government and agency securities	—	799	—	799
Commercial paper	—	798	—	798
Total	$22,128	$10,080	$—	$32,208
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

10. Investments

The following table summarizes the Company’s marketable securities as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$24,580	$—	$(16)	$24,564
U.S. government and agency securities	9,016	1	(2)	9,015
Commercial paper	2,481	—	—	2,481
Total	$36,077	$1	$(18)	$36,060

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$8,495	$1	$(13)	$8,483
U.S. government and agency securities	799	—	—	799
Commercial paper	798	—	—	798
Total	$10,092	$1	$(13)	$10,080

The following table summarizes the maturities of the Company’s marketable securities as of September 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,874	$32,862
Due after one year through two years	3,203	3,198
Total	$36,077	$36,060

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

As of September 30, 2016, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.  Due to the Company's losses in the U.S. federal and state jurisdictions, it only records a tax provision or benefit related to minimum state tax payments or refunds in addition to foreign taxes. The Company recorded an income tax expense of $14,000 and $4,000 for the three months ended September 30, 2016 and 2015, respectively, and income tax expense of $45,000 and $26,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's Federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of September 30, 2016, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview
Our proprietary eSensor electrochemical technology enables fast, accurate and highly sensitive detection of multiple distinct biomarkers in a single sample. We are currently focused on developing and commercializing eSensor-based instruments and diagnostic tests for performing highly multiplexed reactions to simultaneously detect numerous, clinically relevant pathogens and/or genetic markers in rapidly expanding market segments. We currently sell our XT-8 instrument and related diagnostic and research tests, which collectively we refer to as our XT-8 system, in the United States. Our XT-8 system received 510(k) clearance from the United States Food and Drug Administration, or FDA, and is designed to support a broad range of molecular diagnostic and research tests with a compact and easy-to-use workstation and disposable test cartridges. In addition, we have developed and commenced the commercialization of our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel. We intend to offer a number of additional associated diagnostic tests for use with our ePlex instrument, which we collectively refer to as our ePlex system.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2016 and 2015 were approximately $37,923,000 and $33,415,000, respectively. As of September 30, 2016, we had an accumulated deficit of $342,593,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex system, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

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

In addition, we have developed and commenced the commercialization of our sample-to-answer ePlex instrument and RP Panel, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using ePlex to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor detection technology, which is not impacted to the same degree by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We have initiated development programs for assays beyond our RP Panel for use on our ePlex instrument, which include: gram-positive (GP), gram-negative (GN), and fungal pathogen (FP) blood culture identification panels; a gastrointestinal (GI) pathogen panel; an HCV genotyping test (HCVg); and a central nervous system (CNS) panel. We intend to continue investing in our ePlex system and its related test menu for the foreseeable future.

Revenue
Revenue from operations includes product sales, principally of our diagnostic tests for use with our XT-8 system. We primarily place our XT-8 instrument with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to three years. We also offer our XT-8 instrument for sale in the United States and our ePlex instrument for sale in Europe.

Revenue also includes licensing revenue from the out-licensing of our electrochemical detection technology. We may enter into additional sub-licenses of our technology generating additional revenue, but do not anticipate that this will provide a significant portion of our future revenue.

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable tests, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer and product technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. This potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic tests; however, we expect our gross margins related to our products to increase as manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

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

Research and Development Expenses
Research and development expenses primarily include costs associated with the development of our ePlex instrument and its test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, costs of consumables and materials used in product development, contract research organization costs, clinical studies and facility costs. We expense all research and development costs in the periods in which they are incurred.

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

Results of Operations — Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$10,813	$8,472	$2,341	28%	$34,389	$26,225	$8,164	31%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended September 30, 2016 was due to higher consumables revenues of $10,111,000 compared to $8,159,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales to an expanding customer base. Pricing changes did not have an impact on revenue during the current quarter. Additionally, during the three months ended September 30, 2016 instrument revenue increased $389,000 compared to the same period of the prior year, primarily due to the sale of ePlex instruments in Europe.
The increase in revenue for the nine months ended September 30, 2016 was due to higher consumable revenues of $33,081,000 compared to $25,314,000 for the same period of the prior year. This increase in consumables revenue was primarily attributable to an increased volume of infectious disease assay sales to an expanding customer base. Pricing changes did not have an impact on revenue during the current period. Additionally, during the nine months ended September 30, 2016 instrument revenue increased $351,000 compared to the same period of the prior year, primarily due to the sale of ePlex instruments in Europe.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of Revenue	$4,362	$3,352	$1,010	30%	$13,457	$10,630	$2,827	27%
Gross Profit	$6,451	$5,120	$1,331	26%	20,932	15,595	$5,337	34%
The increase in cost of revenue for the three months ended September 30, 2016, compared to the same period of the prior year was attributable to product costs of $576,000, increased product warranty and support expenses of $192,000, and increased royalties expense of $89,000, corresponding to volume increases and less favorable manufacturing yields and variances of $176,000 in the current year period.
The increase in cost of revenue for the nine months ended September 30, 2016, compared to the same period of the prior year were attributable to product costs of $2,099,000, increased product warranty and support expenses of $383,000, and increased royalties expense of $269,000 corresponding to volume increases, less favorable manufacturing yields and variances of $350,000, and lower overhead absorption of $112,000, partially offset by decreased inventory reserve expense of $370,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and Marketing	$3,223	$3,587	$(364)	(10)%	10,232	10,984	$(752)	(7)%

Sales and marketing expenses are primarily comprised of employee-related expenses for our domestic and international commercial organization, and marketing communication and trade show expenses. The decrease in sales and marketing expense for the three months ended September 30, 2016, compared to the same period of the prior year, was primarily driven by a decrease in employee-related expenses of $586,000, including a $312,000 decrease in stock-based compensation expense, partially offset by an increase in marketing expenses of $212,000.
The decrease in sales and marketing expense for the nine months ended September 30, 2016, compared to the same period of the prior year, was primarily driven by a decrease in employee-related expenses of $1,254,000, including stock-based compensation expense of $752,000, partially offset by an increase in marketing expenses of $422,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and Administrative	$3,227	$3,061	$166	5%	10,522	10,393	$129	1%
The increase in general and administrative expense for the three months ended September 30, 2016, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $85,000, including a $70,000 increase in stock-based compensation expense, and an increase in audit and tax expenses of $70,000 due to timing of services provided in the current period.
General and administrative expense for the nine months ended September 30, 2016 were relevantly unchanged from the same period of the prior year.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and Development	$11,628	$9,589	$2,039	21%	37,100	27,292	$9,808	36%
The increase in research and development expense for the three months ended September 30, 2016, compared to the same period of the prior year, was primarily driven by increased materials and consumables used in the development and expansion of our ePlex test menu totaling $2,943,000, and increased clinical trial expenses of $166,000, partially offset by reduced outside services expenditures of $1,332,000.
The increase in research and development expense for the nine months ended September 30, 2016, compared to the same period of the prior year, was primarily driven by increased materials and consumables used in the development and expansion of our ePlex test menu totaling $8,043,000, employee-related expenses of $2,186,000, laboratory supplies and equipment expenses of $1,313,000, and clinical trial expenses of $331,000, partially offset by reduced outside services expenditures of $2,623,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense)	$(417)	$(273)	$(144)	53%	(956)	(315)	$(641)	203%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, marketable securities, and interest expense related to debt.
The change in other income (expense) for the three months ended September 30, 2016, compared to the same period of the prior year, was primarily due to an increase in interest expense of $186,000 under our credit facility, partially offset by a $19,000 increase in unrealized foreign currency exchange gains.
The change in other income (expense) for the nine months ended September 30, 2016, compared to the same period of the prior year, was due primarily to an increase in interest expense of $455,000 under our credit facility, and the absence of income of $214,000 received in the prior year period related to the release of escrowed proceeds from our sale of a preferred stock investment, partially offset by a $26,000 increase in unrealized foreign currency exchange gains.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax expense	$14	$4	$10	250%	$45	$26	$19	73%
Due to net losses incurred domestically, the tax provisions recorded relate to minimum tax payments in the United States. We have recorded tax liabilities related to income earned in local jurisdictions by our foreign subsidiaries.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2016, we had $44,850,000 of working capital, including $54,153,000 in cash, cash equivalents, and marketable securities.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	September 30,
Nine months ended (in thousands):	2016	2015
Net cash used in operating activities	(25,159)	(23,680)
Net cash provided by (used in) investing activities	(30,741)	10,358
Net cash provided by financing activities	39,806	10,680
Effect of exchange rate on cash	2	(1)
Net decrease in cash and cash equivalents	$(16,092)	$(2,643)

Cash flows used in operating activities
Net cash used in operating activities increased $1,479,000 for the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in cash used in operating activities was primarily due to a $4,508,000 increase in net loss, partially offset by $3,576,000 less cash outflow from changes in operating assets and liabilities. The primary changes in operating assets and liabilities included decreases in accounts receivable due to strong collections, an increase in accounts payable due to timing of payments to key suppliers, and an increase in accrued compensation.

Cash flows provided by (used in) investing activities
Net cash used in investing activities increased by $41,099,000 for the nine months ended September 30, 2016, compared to the same period of the prior year, primarily due to the decrease in net proceeds of marketable securities of $38,612,000 caused by fewer maturities and increased purchases. Additionally, purchases of property and equipment increased by $2,237,000 to support the manufacture and commercialization of ePlex systems.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $29,126,000 for the nine months ended September 30, 2016, compared to the same period of the prior year, primarily due to a $28,930,000 increase in net proceeds resulting from stock issuances under the Distribution Agreement (described in greater detail below), and an absence of debt issuance costs of $688,000 incurred in the prior year, partially offset by a decrease in proceeds from the exercise of employee stock options of $479,000.

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
• change in demand from our customers;
• the level of expenses required to expand our commercial (sales and marketing) and manufacturing activities;
• the level of research and development investment required to develop our diagnostics systems and test menu;
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

Loan and Security Agreement
In January 2015, we entered into the LSA with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, as amended, we could, subject to certain conditions, borrow:
• $10,000,000 (Term Loan A) on or before March 31, 2015, which we borrowed in March 2015;
• an additional $10,000,000 (Term Loan B), subject to our satisfaction of regulatory requirements necessary to CE Mark our ePlex system in Europe by a specified date, which we borrowed in June 2016;
• an additional $15,000,000 (Term Loan C), subject to our satisfaction of FDA 510(k) market clearance for the sale of our ePlex system in the United States by a specified date; and
• up to $5,000,000 in the form of a revolving loan, which is subject to a defined borrowing base as set forth in the LSA.

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

Equity Distribution Agreement
On June 14, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which we may, at our discretion, offer and sell, from time to time, through Canaccord shares of our common stock having an aggregate offering price of up to $30.0 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions.
We began sales pursuant to the Distribution Agreement in August 2016 pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. During the three months ended September 30, 2016, we sold 3.3 million shares of our common stock for aggregate gross proceeds of $30.0 million. We incurred $1,146,000 in related transaction costs, comprising commissions paid to Canaccord of 3.0% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement, or $900,000, and $246,000 in additional miscellaneous expenses.

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at September 30, 2016.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to our allowance for doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended September 30, 2016.
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

Interest Rate Risk
As of September 30, 2016, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

Foreign Currency Exchange Risks
We are a U.S. entity and our functional currency is the U.S. dollar. Substantially all of our revenues were derived from sales in the United States. We have business transactions in foreign currencies, however, we believe we do not have significant exposure to risk from changes in foreign currency exchange rates at this time. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

We may be unsuccessful in obtaining FDA clearance for our ePlex system within our expected timeframe.*

We are investing significantly in the development of our ePlex instrument and its related molecular diagnostic tests to expand our future product offerings. Our ePlex system will require 510(k) clearance or pre-market approval by the FDA prior to marketing it for commercial use in the United States. There are a number of potential risks associated with conducting clinical trials and obtaining regulatory clearance for our ePlex system. For example, we may have difficulty maintaining the level of product reliability and clinical accuracy required to obtain FDA clearance or approval for our ePlex system. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of our ePlex system in the United States. We may be unsuccessful in obtaining FDA clearance for our ePlex system within our expected timeframe, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex; Nanosphere, Inc.(which was acquired by Luminex in June 2016); bioMerieux, which acquired BioFire Diagnostics, Inc.; Qiagen NV; Abbott Molecular Diagnostics, a division of Abbott Laboratories; Hologic, Inc. and Cepheid;

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

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of newly developed, unique products is a complex process. We or our suppliers may experience manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products. If we or our key suppliers encounter difficulties in scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, and availability of components, equipment and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results within the time frame we expect, or at all. In addition, finding solutions to product quality, reliability, and variability issues can be time consuming and expensive, and we may incur significant costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, scrapped material, and warranty and service obligations.

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

Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their cost or quality from our single source suppliers, could result in delays or difficulties successfully commercializing our ePlex system or a significant disruption in sales and profitability.

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. Our instrument systems and certain critical components are custom-made by only a few outside suppliers. In certain instances, we and our customers have a sole source supply for certain key products, product components and ancillary items used to run our tests. If we are unable to satisfy our forecasted demand from existing suppliers for our products, or we or our customers are unable to find alternative suppliers for key product components or ancillary items at reasonably comparable prices, it could have a material adverse effect on our financial condition and results of operations. Additionally, although we have entered into supply agreements with most of our suppliers of strategic reagents and parts to help ensure component availability and flexible purchasing terms with respect to the purchase of such components, if our suppliers discontinue production of a key component for one or more of our products, we may be unable to identify or secure a viable, cost-effective alternative on reasonable terms, or at all, which could limit our ability to manufacture our products.

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
Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of our products, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with our ePlex system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our business and financial condition.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $42.2 million and $38.3 million for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $342.6 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, manufacturing, clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for two years. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from 2013 through 2015. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

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

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations and other organizations. There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare coverage. In addition, efforts to reform the healthcare delivery system in the United States and Europe has increased pressure on healthcare providers to reduce costs, which has, in turn, increased pressure on medical device manufacturers to decrease prices charged for their products. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products.

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

GENMARK DIAGNOSTICS, INC.

Date:	November 3, 2016	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ SCOTT MENDEL
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
10.1
First Amendment to Loan and Security Agreement dated July 27, 2016 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders. †

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

  _____________________

†	GenMark has requested confidential treatment with respect to certain portions of this exhibit.