Form 10-K
period 2016-12-31
GenMark Diagnostics, Inc.
filed 2017-02-28
CIK 1487371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016

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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $350,814,000 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $8.70 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s common stock on February 24, 2017 was 47,051,202. The common stock is listed on the NASDAQ Global Market (trading symbol “GNMK”).
   ____________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy, research and development efforts, and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “intend,” “expect,” “target,” “anticipate,” “aim,” “plan” and similar expressions, including their use in the negative, are intended to identify forward-looking statements.

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

Use of External Estimates

This Annual Report includes market share and industry data and forecasts that we obtained from industry publications and surveys. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry and market data presented herein, the data involve risks and uncertainties and are subject to change based on various factors.

PART I.

Item 1.	BUSINESS

GenMark Diagnostics, Inc., or GenMark, is a molecular diagnostics company focused on developing and commercializing multiplex molecular tests that aid in the diagnosis of complex medical conditions and help guide therapy decisions. References herein to “we,” “us” or “our” refer to GenMark Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

Overview

We currently develop and commercialize high-value, simple to perform, clinically relevant multiplex molecular tests based on our proprietary eSensor electrochemical detection technology. We currently sell our XT-8 instrument and related diagnostic and research tests, as well as certain custom manufactured reagents, which collectively we refer to as our XT-8 system. Our XT-8 system supports a broad range of molecular tests with a compact and easy-to-use workstation and disposable test cartridges. In addition, we have developed and are commercializing of our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel. We intend to offer a number of additional associated diagnostic tests for use with our ePlex instrument, which we collectively refer to as our ePlex system.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the fiscal year ended December 31, 2016 and 2015 were approximately $50.6 million and $42.2 million, respectively. As of December 31, 2016, we had an accumulated deficit of $355.3 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to commercialize our ePlex system, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

Our Strategy

Our goal is to become the market leading provider of automated, multiplex molecular diagnostic testing systems. In order to achieve this objective, we intend to:

•
Successfully Commercialize our ePlex System.    We believe the ePlex system is an attractive solution for a broad range of hospitals and laboratories that lack the technical or economic resources to perform molecular diagnostic testing with existing products and technology. We believe the ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally.

•
Expand our Menu of Clinical Diagnostic Products.    We intend to develop a broad menu of molecular diagnostic tests for our ePlex system that we believe will satisfy important medical needs and present attractive commercial opportunities. For example, in June 2016 we obtained CE Mark of our ePlex instrument and RP Panel, and in December 2016 we submitted 510(k) applications to the United States Food and Drug Administration, or the FDA, for our ePlex instrument and RP Panel.  During 2017, we intend to complete the development of, CE Mark, and submit 510(k) applications to the FDA our ePlex blood culture identification (BCID) family of panels, which include a gram-positive (GP), a gram-negative (GN), and a fungal pathogen panel.  In addition, we are actively evaluating the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

•
Grow our Installed Base of Customers. We have identified those laboratories and hospitals that we believe will benefit from our product portfolio. We intend to leverage our commercial organization to drive placements of our ePlex system both domestically and internationally. We anticipate that the expansion of our installed base of customers will drive sales of our test cartridges, from which we anticipate generating the majority of our revenues for the foreseeable future.

•
Increase Test Utilization.    We intend to increase the use of our diagnostic tests by developing and offering tools and support tailored to our products such as education programs and seminars, product training for our customers, and reimbursement support. These activities are designed to aid in establishing the clinical and health economic utility of multiplex molecular diagnostic tests, which we believe will increase adoption of our products.

Revenues, net loss, and total assets for the past three years are contained in our consolidated financial statements in Part II of this Annual Report. Substantially all of our revenues for the periods reported in our consolidated financial statements in Part II of this Annual Report were derived from customers located within the United States.

Our Technology

Our eSensor Technology

Our proprietary eSensor technology is based on the principles of deoxyribonucleic acid, or DNA, hybridization and electrochemical detection. DNA naturally forms a double-stranded structure, with each strand binding with high affinity, or hybridizing, only to a complementary strand. Our technology takes advantage of this highly specific binding by first creating two types of single-stranded DNA, the capture probe and the signal probe. The capture probe and signal probe are each complementary to a different segment of the target DNA that is the focus of the particular diagnostic test. Using our technology and processes, we attach our capture probes to a proprietary monolayer on the surface of a gold electrode within our test cartridges. We separately attach ferrocene, a proprietary label, to our signal probes.

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

With our ePlex sample-to-answer test cartridges, the operator adds a patient sample directly or with minimal preparation into the sample chamber, closes the lid, and inserts the test cartridge into the ePlex instrument. Within the instrument, the same steps performed by a technician with the XT-8 system are performed within the ePlex test cartridge, resulting in the delivery of target DNA and signal probes to the eSensor electrodes within the ePlex cartridge. As with XT-8, when a complex forms as a result of a target match, the complex produces an electrochemical signal that is interpreted by the ePlex system.

Our XT-8 and ePlex test cartridges utilize the combination of distinct electrodes and multiple signal probes to detect dozens of target biomarkers from a single sample, thereby enabling highly multiplexed testing. Our eSensor technology is highly specific for the target biomarker, and is not based on optical or fluorescent detection. As a result, our diagnostic tests are less prone to sample contamination risk and do not require many of the time-consuming washing and preparation steps required by competing technologies. The sample preparation steps required before using our XT-8 test cartridges are nucleic acid purification and a polymerase chain reaction, or PCR, amplification, which involves amplifying, or generating billions of copies of the target DNA molecules, followed by transfer of the sample to our test cartridge and insertion of the test cartridge into any open module in our XT-8 system. In some XT-8 tests, amplified DNA is subject to an additional enzymatic treatment to produce a single-stranded-DNA. In contrast, the ePlex system generally requires no pre-analytic steps to be performed by the user, except, in limited cases, certain minimal up-front sample handling.

We believe our proprietary electrochemical detection technology has several advantages over other signal detection platforms, including high sensitivity and accuracy, streamlined sample preparation, efficient multiplexing, effective use of lab space, low maintenance, and the ability to cost-effectively develop additional tests.

Digital Microfluidics

Digital microfluidics is another innovative technology included within our ePlex system which we have exclusively licensed within a defined field of use from an affiliate of Illumina, Inc. Digital microfluidics is a technique for moving small droplets of liquid using electrowetting, a process for making a surface hydrophobic or hydrophilic based on the application of a voltage to a surface. Our ePlex printed circuit board contains eSensor electrodes capable of nucleic acid detection along with electrowetting electrodes capable of digital microfluidics. The ePlex system uses numerous choreographed digital inputs to perform the fluid manipulations associated with sample-to-answer molecular diagnostics. Drops are dispensed, mixed, merged, heated, cooled, split and delivered, all under precise and programmable digital control. In this manner, standard procedures of the molecular diagnostics lab (e.g., DNA purification, PCR, exonuclease digestion, etc.) can be performed automatically within our ePlex cartridge.

 Our Instrument Systems

Our XT-8 System.    Our XT-8 instrument is a post-PCR multiplex workstation that has a modular design consisting of an integrated touch screen and up to three analyzers. Each analyzer contains eight modules into which individual test cartridges are placed. The test cartridge modules operate independently of each other allowing up to 24 independent test cartridges to be loaded at one time, with the remaining modules available for use at any future time while the system is running.

We believe that our XT-8 system offers reference laboratories and hospitals the following benefits:

Key Features & Benefits	Description
Broad Test Menu
We offer the following four FDA-cleared assays on our XT-8 instrument: a Respiratory Viral Panel, Cystic Fibrosis Genotyping Test, Thrombofilia Risk Test, and a Warfarin Sensitivity Test. We also offer a Hepatitis C (HCV) Genotyping Test and associated custom manufactured reagents, as well as a 2C19 Genotyping Test, each of which is available for research use only (RUO).

Fast Turnaround	Approximately 30 minutes post-PCR to result from an amplified DNA sample with minimal technician time needed.
Accurate Results	Our Cystic Fibrosis Genotyping Test, our Warfarin Sensitivity Test and our Thrombophilia Risk Test demonstrated 100% accuracy in clinical studies compared to DNA sequencing and other standards.
Ease of Use	Minimal manual processing steps, intuitive touch-screen interface and clear result reports.
Random Access	Each of up to 24 test cartridge modules can be accessed independently resulting in a highly flexible workflow.
Minimal Maintenance	No routine maintenance or calibration is required.
Multiplex Capability	Detects numerous distinct biomarkers in a single sample reducing the need for reflex testing.

Our ePlex System.    Our ePlex instrument is a multiplex, sample-to-answer platform that fully integrates nucleic acid extraction, amplification and detection and has a modular design consisting of an integrated touch screen and up to four analyzers. Each analyzer contains six modules into which individual ePlex panel test cartridges are placed. The test cartridge modules operate independently supporting continuous random access of up to 24 independent test cartridges.

We believe our ePlex system offers reference laboratories and hospitals the following benefits:

Key Features & Benefits	Description
Broad Test Menu
We obtained CE Mark for our ePlex system and RP Panel in June 2016, and filed 510(k) applications with the FDA for the ePlex instrument and RP Panel in December 2016. During 2017, we intend to complete the development of, CE Mark, and submit 510(k) applications to the FDA our ePlex blood culture identification (BCID) family of panels, which include a gram-positive (GP), a gram-negative (GN), and a fungal pathogen panel.  In addition, we are actively evaluating the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

Ease of Use	Minimal manual processing steps, intuitive touch-screen interface and clear result reports.
True Sample-to-Answer	The user simply adds a raw or minimally prepared sample to the test cartridge and inserts the cartridge into the instrument.
Fast Turnaround	Results are capable of being produced in approximately 1-2 hours from sample input.
Random Access	Each of up to 24 test cartridge modules can be accessed independently resulting in a highly flexible workflow.
Minimal Routine Maintenance	Minimal maintenance or calibration is required.
Multiplex Capability	Detects numerous distinct biomarkers in a single sample reducing the need for reflex testing.
Positive Patient Identification (PosID)	Incorporates patented positive patient identification technology to reduce sample reporting errors.
IT Integration	Multiple design features to improve operational efficiency, such as bi-directional laboratory information system (LIS) connectivity and remote access capability to reduce downtime and service costs.

Market Opportunity

We believe the aggregate global total addressable market for the tests we currently offer, are actively developing on ePlex, or may consider developing is approximately $2.5 billion. Many factors are driving the strong opportunity in this market, including increased demand for infectious disease diagnostic solutions and an increased focus on value-based medical care that enhances patient outcomes, improves key quality metrics, and reduces the total cost-of-care.

Research and Development

Our research and development (R&D) team is focused on expanding our ePlex test menu. In addition, our R&D team is supporting the following initiatives:

•
On Market Product Support.    A role of our R&D team is to assist our manufacturing and quality assurance teams in ensuring high product quality and thorough complaint handling and investigation. This team also supports improvements in quality control methods and metrics and are active participants in the continuous improvement processes utilized by our product manufacturing teams.

•
Improving the Clinical and Practical Utility of our Tests.    Our R&D organization also supports the clinical utility and value of our molecular diagnostic tests. We have previously and intend to continue to partner with academic and reference laboratories to perform validation and clinical studies on our tests. Key aspects of our efforts are aimed at improving workflow in the laboratory setting, positively comparing our tests to historical or “gold standard” tests, and demonstrating that our tests can help improve patient care and lower diagnostic and medical treatment costs. We intend to publish the results from these clinical studies in peer-reviewed or trade journals, submit them to regulatory bodies and present them at industry conferences in support of our commercialization strategy.

Manufacturing

We manufacture our proprietary test cartridges, certain related components and ancillary reagents in our Carlsbad, California facilities. We perform reagent formulation, test cartridge manufacturing and packaging of final components and test cartridges in accordance with applicable guidelines for medical device manufacturing. We currently lease an aggregate of approximately 87,000 square feet at two nearby locations in Carlsbad, California, where we maintain our corporate office and manufacturing facilities.

We currently outsource the manufacture of our XT-8 instrument to Leica Biosystems Melbourne Pty Ltd., or Leica, and outsource the manufacture of our ePlex instrument to Plexus Corp, or Plexus. We rely on third party suppliers, including in certain instances, sole source suppliers, for certain raw materials and other supplies and components used in our products.

We have implemented a quality management system designed to comply with FDA regulations and ISO standards governing diagnostic medical device products. These regulations control the design, manufacture, testing and release of diagnostics products, as well as raw material receipt and control. In 2012, our Carlsbad, California corporate headquarters facility obtained ISO 13485 certification. We control methods for the consistent manufacturing of our proprietary test cartridges and reagents at our facilities. Our key outsourcing partners are regularly audited to help ensure a continual supply of high quality components.

We plan to continue to manufacture components that we determine are highly proprietary or highly customized, while outsourcing more commodity-like components. We are likely to establish additional outsourcing partnerships as we manufacture additional products.

Sales and Marketing

Our current sales and marketing strategy is to expand our business globally with the commercialization of our ePlex system in the United States and Europe, while also continuing to support the placement and use of our XT-8 system in the United States. Our products are sold in the United States through a geographically dispersed direct sales and technically specialized service organization, which is supported by a centralized team of product managers and marketing, customer support, and technical support personnel. We utilize a direct sales and technical support team to sell our ePlex system in certain key European countries, which are augmented by distributors in other locations internationally.

Our sales representatives typically have experience in molecular diagnostics and a network of laboratory contacts within their respective territories. We utilize our representatives’ knowledge along with market research databases to target and qualify our customers. We execute a variety of sales campaigns and strategies to meet the buying criteria of the different customer segments we serve. To support the growth in our customer base and our launch plans for our ePlex system, we continue to make investments in these customer facing organizations.

Our sales cycle typically includes customer evaluations and validations of our products. Upon successful validation, a customer may generally acquire our instrument system in the following ways:

•
Capital Purchase:    The instrument is paid for upfront and in its entirety by the customer. Customers are also eligible to receive structured pricing incentives if they enter into an optional annual minimum cartridge purchase commitment.

•
Reagent Rental:     A reagent rental agreement requires that a customer commit to purchase a minimum number of test cartridges over the term of the agreement, and a portion of the charge for each cartridge is attributable to a usage fee for the instrument.

Customers

Our target customers include hospital-based laboratories and research institutions. We believe our ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally. In 2016 and 2015, Laboratory Corporation of America, Inc. represented 27% and 17%, respectively, of our total revenue. In 2014, no single customer represented more than 10% of our total revenue.

Competition

We primarily face competition in the molecular diagnostic testing markets with testing products and systems developed by public and private companies such as bioMerieux (which acquired Biofire Diagnostics, Inc.), Luminex Corporation (which acquired Nanosphere, Inc.), Danaher Corporation (which acquired Cephied), Siemens, Hologic, Inc., Seegene, Roche Diagnostics and Abbott Molecular Diagnostics. Our diagnostic tests also face competition with laboratory developed tests, or LDTs, developed by national and regional reference laboratories and hospitals. We believe that our testing systems compete largely on the basis of accuracy, reliability, enhanced laboratory workflow, multiplex capability, ease-of-use and return on investment for customers.

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

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of our patents, copyrights, trademarks, and trade secrets, as well as other intellectual property rights in our technology and business information. Our intellectual property portfolio for our core electrochemical technology was initially built through the combination of our acquisition of the Clinical Micro Sensors business from Motorola and licensing patents from the California Institute of Technology. We also have exclusively licensed the digital microfluidics technology utilized in our ePlex system within a defined field of use from an affiliate of Illumina.

We believe that our patent portfolio, which includes over 100 owned and exclusively licensed U.S. and foreign patents and approximately 30 pending applications, provides us with extensive protection of our eSensor systems. We continue to pursue the issuance of new patents to protect our ongoing research, development and commercial activities, in particular with respect to our ePlex system and related consumables. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. Our success depends to a significant degree upon our ability to police infringement and continue to develop proprietary products and technologies without infringing the intellectual property rights of others.

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in intellectual property, such as patents and copyrights arising from their work for us. All employees sign an agreement not to compete unfairly with us during their employment and upon termination of their employment through the misuse of confidential information.

We also have filed for registration, or obtained registration, in the U.S. and other countries for marks used with our products and technology. Our issued trademarks in the United States and/or Europe include eSensor®, word and design marks for GenMark®, GenMark DX®, eSensor®, XT-8®, eSensor XT-8®, ePlex®, and GenMark ePlex®, among others.

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

The two primary types of FDA marketing authorization required applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA. We have obtained 510(k) clearance from the FDA for the following molecular diagnostic tests for use on our XT-8 system: the Respiratory Viral panel, the eSensor Warfarin Sensitivity Test, the Cystic Fibrosis Genotyping Test, and the Thrombophilia Risk Test. In December 2016, we filed 510(k) applications with the FDA for our ePlex instrument and RP Panel.

Proposed Regulation of Laboratory Developed Tests (LDTs). In October 2014, the FDA promulgated draft guidance which describes a new proposed regulatory framework for LDTs. Based on this proposal, clinical laboratories that develop and use LDTs would be required to comply with specific regulatory requirements (e.g., adverse even reporting, quality system regulation, or QSR, premarket submission, and FDA review) prior to the use of LDTs for clinical diagnostic purposes. The timeline for phasing in the proposed regulatory requirements would begin upon finalization of the FDA guidance document. The ultimate impact of this draft guidance on our customers remains uncertain.

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

Export of Our Products.    Medical devices that are legally marketed in the U.S. may be exported anywhere in the world without prior FDA notification or approval. Devices that have not been approved or cleared in the U.S. must follow the export provisions of the FDCA. Depending on which section of the FDCA we may export under, we may need to request an export permit letter or export certificate, or we may need to submit a simple notification. Export certificates may be requested by foreign customers or foreign governments to provide proof of the products’ status as regulated by the FDA. The export certificate is prepared by the FDA and contains information about a product’s regulatory or marketing status in the United States.

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

Fraud and Abuse Regulations

We are subject to numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute and False Claims Act, or the FCA, that are intended to reduce waste, fraud and abuse in the health care industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than health care, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. In addition, many states have enacted or are considering laws that limit arrangements between medical device manufacturers and physicians and other health care providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must operate our business within the requirements of these laws and, if we were accused of violating them, we could be forced to expend significant resources on investigation, remediation and monetary penalties.

Patient Protection and Affordable Care Act

Our operations are affected by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the Health Care Act. The Health Care Act imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017. We are unable to predict whether the suspension will be continued beyond 2017. Taxable devices include any medical device defined in section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from January 2013 through December 2015. The Health Care Act also requires manufacturers to report to the Department of Health and Human Services detailed information about financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply with these requirements subjects the manufacturer to significant civil monetary penalties.

Employees

As of December 31, 2016, we had 308 employees, of which: 163 employees were involved in research and development; 51 in operations, manufacturing and quality assurance; 62 in sales and marketing; and 32 in general and administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our employees are covered by a collective bargaining agreement.

Corporate and Available Information

Our corporate office is located at 5964 La Place Court, Carlsbad, California. We also lease additional manufacturing space nearby to our corporate office in Carlsbad, California.

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

We may be unsuccessful in obtaining FDA clearance for our ePlex system within our expected timeframe.

We are investing significantly in the commercialization of our ePlex instrument and the development of its related molecular diagnostic panels to expand our future product offerings. Our ePlex system requires 510(k) clearance or pre-market approval by the FDA prior to marketing it for clinical use in the United States. In December 2016, we filed 510(k) applications with the FDA for our ePlex instrument and RP Panel. There are a number of potential risks associated with conducting clinical trials and obtaining regulatory clearance for our ePlex system. For example, we may have difficulty maintaining the level of product reliability and clinical accuracy required to obtain FDA clearance or approval for our ePlex system. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of our ePlex system in the United States. We may be unsuccessful in obtaining FDA clearance for our ePlex system within our expected timeframe, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth.

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support our product development timelines. If we or our key suppliers continue to encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, and/or availability of subcomponents, equipment and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all. In addition, finding solutions to product quality, reliability, and variability issues is time consuming and expensive, and we may incur significant additional costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, scrapped material, and warranty and service obligations.

To manage our anticipated future growth effectively, we must enhance our manufacturing and supply chain capabilities, infrastructure and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. If our management is unable to effectively prepare for our expected future growth, our expenses may increase more than anticipated, our revenue could grow more slowly than expected, and we may not be able to achieve our commercialization or product development goals. Our failure to effectively implement the necessary processes and procedures and otherwise prepare for our anticipated growth could have a material adverse effect on our future financial condition and prospects.

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
The manufacturing operations for our test cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly and time consuming to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our key suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products and would have a material adverse effect on our business, financial condition and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may not expand sales of our ePlex system outside the United States at the levels we anticipate.

In June 2016, we obtained CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex RP Panel. We are commercializing our ePlex system in Europe utilizing a direct sales and technical support team in certain key European countries, which we have augmented with a third party logistics provider that is responsible for managing the international delivery of our products and providing certain other related services. We have also engaged a number of distributors in certain European countries and intend to further expand internationally over time. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international direct sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

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

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex; Nanosphere, Inc. (which was acquired by Luminex in June 2016); bioMerieux (which acquired BioFire Diagnostics, Inc.); Abbott Molecular Diagnostics; Hologic, Inc.; Seegene and Cepheid (which was acquired by Danaher Corporation);

•
large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods, including Quest Diagnostics Incorporated and Laboratory Corporation of America; and

•	companies that manufacture laboratory-based tests and analyzers, including: Cepheid; Siemens; Hologic, Inc.; Qiagen NV; bioMérieux; Roche Diagnostics; and Abbott Molecular Diagnostics.

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

Our largest customer, Laboratory Corporation of America, Inc., accounted for approximately 27% of our total revenue for the fiscal year ended December 31, 2016. The loss of a significant customer or a significant reduction in the amount of product ordered by our significant customers may adversely affect our revenue, results of operations and cash flows.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for, our diagnostic tests;

•	the expenses we incur for research and development required to maintain and improve our technology, including developing our ePlex test menu;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales, and distribution expenses;

•	the expenses we incur in licensing technologies from third parties to expand the menu of diagnostics tests we plan to offer;

•	our sales strategy and whether the revenues from sales of our test cartridges or systems will be sufficient to offset our expenses;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.
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

In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other lenders. Pursuant to the LSA, as amended, we borrowed $10 million in March 2015 and another $10 million in June 2016. We may borrow up to an additional $15 million if we timely obtain FDA clearance of our ePlex system. In addition, we have access to up to $5 million under a revolving credit facility, subject to certain conditions and a defined borrowing base. If we fail to satisfy the conditions to funding under our credit facility, including, but not limited to, as a result of our failure to timely achieve FDA clearance of our ePlex system, we may not have the ability to borrow additional amounts under our credit facility.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $50.6 million and $42.2 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $355.3 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, manufacturing, clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facilities. We outsource manufacturing of our instruments and much of the disposable component molding for our test cartridges. Leica, the contract manufacturer of our XT-8 instruments, and Plexus Corp., the contract manufacturer of our ePlex instrument, both specialize in the manufacturing of electronic and electro-mechanical devices. While we work closely with Plexus and Leica to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.

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

The FCA imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. We have implemented procedures designed to ensure our compliance with relevant legal requirements. Nevertheless, if our marketing, sales or other arrangements, including our reagent rental arrangements, were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition and results of operations.

The Health Care Act also imposes reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. In February 2013, the Centers for Medicine and Medicaid Services, or, CMS, released the final rule implementing the federal Physician Payments Sunshine Act, or the Sunshine Act. The law requires certain pharmaceutical, biologic, and medical device manufacturers to annually report to CMS payments or other transfers of value they furnish to physicians and teaching hospitals. These reporting requirements took effect on August 1, 2013. Failure to submit required information may result in significant civil monetary penalties. We expect compliance with the PPACA and Sunshine Act to impose significant administrative and financial burdens on us.

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

Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from 2013 through 2015. recently, Congress and the new administration have proposed and taken various steps to revise, repeal, or delay implementation of various aspects of PPACA. If the PPACA is significantly revised, repealed, or if implementation of various aspects are delayed, such modification, repeal, or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which among other things, created automatic reductions to several government programs, including aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. In April 2013, the 2% Medicare payment reductions went into effect. In addition to the potential impacts to PPACA under the new administration, there could be sweeping changes to the Budget Control Act and other healthcare reforms. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of more than 100 owned and exclusively licensed patents and approximately 30 additional pending patent applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2034. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

Many of our systems are provided to customers via “reagent rental” agreements, under which customers are afforded the right to use the instrument in return for a commitment to purchase minimum quantities of reagents and test cartridges over a period of time. Accordingly, we must either incur the expense of manufacturing instruments well in advance of receiving sufficient revenues from test cartridges to recover our expenses or obtain third party financing sources for the purchase of our instrument. The amount of capital required to provide instrument systems to customers depends on the number of systems placed. Our ability to generate capital to cover these costs depends on the amount of our revenues from sales of reagents and test cartridges sold through our reagent rental agreements. We do not currently sell enough reagents and test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we cannot sell a sufficient number of reagents and test cartridges to offset our fixed expenses, our liquidity will continue to be adversely affected.

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

As of December 31, 2016, we had net operating loss, or NOL, carryforwards available of approximately $206.9 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2035. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. Our ability to use the current NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use NOL carryforwards. We have recorded a full valuation allowance against our net deferred tax assets.

We also had state NOL carryforwards of approximately $165.0 million as of December 31, 2016. We have recorded a full valuation allowance against our net deferred tax assets.

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

We currently operate from two facilities, each of which is located in Carlsbad, California. We do not own any real property. In February 2010, we entered into a lease for an approximately 31,000 square foot facility in Carlsbad, California, the term of which originally ran through September 2017. The facility is part of a three-building office and research and development project located at 5964 La Place Court, Carlsbad, California. In January 2012, we signed a lease amendment which expanded our executive and administrative office, research and development, and manufacturing space by approximately 22,000 additional square feet and extended the term of the lease through June 2021. In June 2015, we leased an additional 34,000 square feet at a nearby location in Carlsbad, California, which we utilize primarily for ePlex manufacturing operations. The term of the lease runs through September 2023, and we have an option to extend the term of the lease for an additional five years. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$7.73	$4.20
Second Quarter	$9.48	$5.13
Third Quarter	$12.17	$8.03
Fourth Quarter	$13.29	$10.01
Year Ended December 31, 2015
First Quarter	$14.40	$11.67
Second Quarter	$13.04	$8.81
Third Quarter	$10.55	$7.22
Fourth Quarter	$9.74	$4.63

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

Compare Cumulative Total Returns Among GenMark, NASDAQ Composite Index, and NASDAQ Biotechnology Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
May-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Genmark
NASDAQ Composite Index
NASDAQ Biotechnology Index

Stockholders

The last reported sale price of our common stock on February 24, 2017 as reported on the NASDAQ Global Market was $11.25. As of February 24, 2017, there were 2,693 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. In addition, our LSA with Solar Capital Partners contains a negative covenant which may limit our ability to pay dividends. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our Board of Directors may deem relevant.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data relates to GenMark Diagnostics, Inc. and its consolidated subsidiaries. The selected consolidated statement of net loss data presented below of GenMark Diagnostics, Inc. for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated balance sheet data of GenMark Diagnostics, Inc. as of December 31, 2016, and 2015 have been derived from the audited consolidated financial statements of GenMark Diagnostics, Inc., which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, included elsewhere in this Annual Report. The selected consolidated statement of comprehensive loss data presented for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012 have been derived from audited financial statements not included in this Annual Report.

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

FIVE YEAR SELECTED FINANCIAL DATA
	Years ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Net Loss Data:	(In thousands, except per share data)
Revenue
Product revenue	$48,914	$39,029	$30,328	$27,204	$20,211
License and other revenue	360	382	266	200	258
Total revenue	49,274	39,411	30,594	27,404	20,469
Cost of revenue	19,700	15,317	13,127	15,570	11,640
Gross profit	29,574	24,094	17,467	11,834	8,829
Operating expenses
Sales and marketing	14,734	14,385	12,629	12,818	6,378
General and administrative	14,363	13,772	12,069	11,836	10,806
Research and development	49,458	37,472	31,823	22,060	13,536
Total operating expenses	78,555	65,629	56,521	46,714	30,720
Loss from operations	(48,981)	(41,535)	(39,054)	(34,880)	(21,891)
Other income (expense):
Interest income (expense), net	(1,360)	(755)	224	384	(48)
Other income (expense)	(160)	133	(6)	897	(16)
Total other income (expense)	(1,520)	(622)	218	1,281	(64)
Loss before income taxes	(50,501)	(42,157)	(38,836)	(33,599)	(21,955)
Income tax expense (benefit)	100	40	(573)	44	148
Net loss	$(50,601)	$(42,197)	$(38,263)	$(33,643)	$(22,103)
Net loss per share, basic and diluted	$(1.15)	$(1.00)	$(0.93)	$(0.95)	$(0.84)
Weighted average number of shares outstanding, basic and diluted	44,100	42,157	41,346	35,253	26,215

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities(1)(2)(3)	$41,566	$45,465	$70,506	$105,589	$51,250
Total assets	80,324	70,667	91,970	121,754	68,016
Long-term liabilities	15,752	11,481	1,653	2,349	2,392
Total liabilities	42,173	22,070	13,946	12,586	11,566
Accumulated deficit	(355,270)	(304,669)	(262,472)	(224,209)	(190,566)
Total stockholders’ equity (1)(2)(3)	38,151	48,597	78,024	109,168	56,450
 _____________________

(1)	In August and September 2016, we issued approximately 8.3 million shares of common stock at an average price of $9.04 per share. We raised approximately $29.1 million in net proceeds.

(2)	In August 2013, we issued approximately 8.7 million shares of common stock at a price of $9.84 per share. We raised approximately $81.0 million in net proceeds.

(3)	In June 2012, we issued approximately 11.5 million shares of common stock at a price of $4.20 per share. We raised approximately $45.1 million in net proceeds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

GenMark was formed by Osmetech ptc, or Osmetech, as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. Immediately prior to the closing of the initial public offering, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization under the applicable laws of the United Kingdom. Following the reorganization, Osmetech became a wholly-owned subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure. The liquidation of Osmetech was competed in the fourth quarter of 2013.

We are a molecular diagnostics company focused on developing and commercializing multiplex molecular tests that aid in the diagnosis of complex medical conditions and help guide therapy decisions. We currently develop and commercialize high-value, simple to perform, clinically relevant multiplex molecular tests based on our proprietary eSensor electrochemical detection technology.

 Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the years ended December 31, 2016, 2015, and 2014 were approximately $50.6 million, $42.2 million, and $38.3 million, respectively. As of December 31, 2016, we had an accumulated deficit of $355.3 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex system and additional diagnostic tests, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

Our Products and Technology

We offer four FDA-cleared diagnostic tests which run on our XT-8 instrument: our Respiratory Viral Panel; our Cystic Fibrosis Genotyping Test; our Warfarin Sensitivity Test; and our Thrombophilia Risk Test. We also offer an HCV genotyping test and associated custom manufactured reagents, as well as a 2C19 Genotyping Test, versions of which are available for use with our XT-8 instrument for research use only (RUO).

In addition, we have commercially launched in Europe our sample-to-answer ePlex instrument and RP Panel, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using ePlex to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor detection technology, which is not impacted to the same degree by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We obtained CE Mark for our ePlex system and RP Panel in June 2016, and filed 510(k) applications with the FDA for the ePlex instrument and RP Panel in December 2016. During 2017, we intend to complete the development of, CE Mark, and submit 510(k) applications to the FDA our ePlex blood culture identification (BCID) family of panels, which include a gram-positive (GP), a gram-negative (GN), and a fungal pathogen panel.  In addition, we are actively evaluating the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

Revenue

Revenue from operations includes product sales, principally of our diagnostic tests. We primarily place our instruments with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to three years. We also offer our instruments for sale.

Cost of Revenues

Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable tests, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer and product technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. Any potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic tests; however, we expect gross margins related to our products will increase as production volumes, manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

Sales and Marketing Expenses

Sales and marketing expenses include costs associated with our direct sales force, sales management, marketing, technical support and business development activities. These expenses primarily consist of salaries, commissions, benefits, stock-based compensation, travel, advertising, promotions, product samples and trade show expenses. We expect sales and marketing expenses to increase as we increase our domestic and international commercial efforts to expand our customer base.

Research and Development Expenses

Research and development expenses primarily include costs associated with the development of our ePlex instrument and its test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies and equipment, costs of consumables and materials used in product development, contract research organization costs, clinical studies and facility costs. We expense all research and development costs in the periods in which they are incurred.

General and Administrative Expenses

Our general and administrative expenses include expenses related to our executive, accounting and finance, compliance, information technology, legal, facilities, human resource, administrative and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal and consulting fees, and travel, insurance, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

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

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable, and deferred taxes in the period in which the facts that give rise to a revision become known.

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

When an instrument is sold, revenue is generally recognized upon shipment of the unit consistent with contract terms. When an instrument is placed free of charge under a "reagent rental" agreement, we retain title to the instrument and it remains capitalized on our balance sheet under property and equipment. Under our reagent rental agreements, our customers pay an instrument usage fee, which is included in the price of each test cartridge purchased. Our reagents and diagnostic test cartridges (consumables) are priced to include the expense of instrument usage and maintenance and are included in product revenue in our consolidated financial statements.

We sell our durable instruments and disposable test cartridges through a direct sales force in the United States and certain European countries and through distributor arrangements in other European jurisdictions. The instrument price is not dependent upon the purchase of any amount of disposable test cartridges. Revenue on instrument and test cartridge sales is generally recognized upon shipment consistent with contract terms, which is when title and the risk of loss and rewards of ownership have been transferred to the customer and there are no other post-shipment obligations.

 Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, and the general condition of the economy. Changes in our allowance for doubtful accounts are charged to sales and marketing expense.

Inventory

We value inventories at the lower of cost or net realizable value on a part-by-part basis and provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, which is generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

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

Machinery and laboratory equipment	3 - 5 years
Instruments	4 - 5 years
Office equipment	3 - 7 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset
Repair and maintenance costs are expensed as incurred. During 2016, 2015 and 2014, we disposed of certain assets no longer in use with a net book value of $76,000, $153,000 and $102,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

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

Stock-Based Compensation

We generally grant employees and non-employee directors stock-based awards, which typically comprise stock options, restricted stock units, and/or market-based stock units, in connection with their employment or service. We grant stock options with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the applicable grant date. We use the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options, the Monte Carlo Simulation Valuation Model as the method for determining the estimated fair value of our market-based stock units, and we use the grant date fair value of our common stock for valuing restricted stock awards and units. The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period. The stock-based compensation expense related to shares issued under our 2013 Employee Stock Purchase Plan, or ESPP, is also estimated using the Black-Scholes option-pricing model. These models require the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the stock award's expected term and the price volatility of the underlying stock. These assumptions include:

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding and is determined by using the simplified method.

•	Expected Volatility. Expected volatility represents the expected volatility in our stock price over the expected term of the stock option or award.

•	Expected Dividend. The pricing models require a single expected dividend yield as an input. We assumed no dividends as we have never paid dividends and have no plans to do so.

•
Risk-Free Interest Rate.    The risk-free interest rates used in the models is based on published government rates in effect at the time of grant for periods corresponding with the expected term of the option or award.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We file income tax returns in the United States, Switzerland, Germany, the United Kingdom, France, and various state jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

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

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2, "Summary of Significant Accounting Policies and Significant Accounts" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Results of Operations

Comparison of Years Ended December 31, 2016, 2015 and 2014 (tables in thousands):

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenue	$49,274	$39,411	$30,594	$9,863	25%	$8,817	29%

Our revenue consists primarily of revenue from the sale of test cartridges and reagents (consumables), with a small component from our sale of instruments and other revenue.

For the year ended December 31, 2016, our revenue grew 25%, or $9,863,000, compared to 2015. Consumables revenue during the year ended December 31, 2016 increased by 23% to $46,946,000, compared to $38,061,000 in the prior year. This increase in consumable revenue was primarily driven by increased product purchases by several key customers. Pricing changes did not have a significant impact on revenue during the current period. Additionally, during the year ended December 31, 2016, instrument revenue increased $957,000 compared to the same period of the prior year, primarily due to the sale of ePlex instruments.

For the year ended December 31, 2015, our revenue grew 29%, or $8,817,000, compared to 2014. Consumables revenue during the year ended December 31, 2015 increased by 30% to $38,061,000 compared to $29,235,000 in the prior year. This increase in consumable revenue was primarily driven by increases in our installed base of XT-8 analyzers over the prior year period. Pricing changes did not have an impact on revenue during 2015.

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Cost of Revenue	$19,700	$15,317	$13,127	$4,383	29%	$2,190	17%
Gross Profit	$29,574	$24,094	$17,467	$5,480	23%	$6,627	38%

The increase in cost of revenue for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015 was primarily related to the increase in consumables revenue in the current year. Increases in our cost of revenue were attributable to product costs of $3,177,000, increased product warranty and support expenses of $519,000, and increased royalty expense of $431,000 corresponding to sales volume increases, less favorable manufacturing yields and variances of $235,000, and increased overhead expenses of $412,000, partially offset by decreased inventory reserve expense of $387,000. The improvement to gross profit during the year ended December 31, 2016, compared to December 31, 2015, was primarily due to increased sales of higher margin products.

The increase in cost of revenue for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014 was primarily related to the increase in consumables revenue during 2015. Increases in our cost of revenue in 2015 were attributable to product costs of $2,548,000 corresponding to sales volume increases, the expansion of our customer technical support group of $200,000, increased warranty reserve of $144,000, and increased royalty expense of $138,000, partially offset by greater manufacturing efficiencies of $761,000. The improvement to gross profit during the year ended December 31, 2015, compared to December 31, 2014, was primarily due to increased sales of higher margin products and a reduction in manufacturing personnel costs.

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Sales and Marketing	$14,734	$14,385	$12,629	$349	2%	$1,756	14%

Sales and marketing expenses primarily comprise employee-related expenses for our domestic and international commercial organization, and marketing communication and trade show expenses. The increase in sales and marketing expense for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily driven by increased marketing and trade show expense of $582,000, increased freight and postage expense of $184,000, and increased travel expenses of $112,000 incurred in connection with expanding our domestic and international commercial organization, partially offset by a decrease in employee-related expenses of $522,000.

The increase in sales and marketing expense for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily driven by a $1,747,000 increase in employee-related expenses, including increased stock-based compensation expense of $1,187,000, incurred in connection with expanding our domestic and international commercial organization.

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
General and Administrative	$14,363	$13,772	$12,069	$591	4%	$1,703	14%

The increase in general and administrative expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by an increase in employee-related expenses of $536,000, an adjustment to our indirect tax accrual of $274,00, and an increase in travel-related expenses of $168,000, partially offset by a decrease in medical device tax expense of $447,000 as a result of the suspension of the excise tax in December 2015.

The increase in general and administrative expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased employee-related expenses of $1,966,000, including increased stock-based compensation expense of $1,559,000, and increased medical device tax of $447,000 as a result of higher product sales, partially offset by a $138,000 decrease in consultant and outside service costs and decreased legal expenses of $77,000.

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Research and Development	$49,458	$37,472	$31,823	$11,986	32%	$5,649	18%

The increase in research and development expense for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily driven by increased materials, equipment and consumables used in the development and expansion of our ePlex test menu totaling $10,523,000, increased employee-related expenses of $2,993,000, and increased clinical trials expense of $887,000, partially offset by reduced outside services expenditures of $3,420,000.

The increase in research and development expense for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to increased ePlex assay development expenses of $3,993,000, increased clinical trials and quality assurance expenses of $897,000, and an increase in ePlex instrument expenses of $663,000. Overall increases in research and development expenses were attributable to employee-related expenses, clinical trials expenses, and supplies and other materials to support our ePlex system and its related test menu.

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Other Income (Expense)	$(1,520)	$(622)	$218	$(898)	144%	$(840)	(385)%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, marketable securities, and interest expense related to debt. The change in other income (expense) for the year ended December 31, 2016, compared to the year ended December 31, 2015, was due primarily to an increase in interest expense of $655,000 under our debt facility, and a decrease in income as a result of less interest earned on marketable securities of $217,000 in the current period.

The change in other income (expense) for the year ended December 31, 2015, compared to the year ended December 31, 2014, was due primarily to an increase in interest expense of $860,000 under our debt facility, a decrease in income as a result of less interest earned on marketable securities of $119,000, and an $84,000 increase in unrealized foreign currency losses as a result of our expanding international operations, partially offset by income from a one-time payment of $223,000 received from the release of escrowed proceeds related to our sale of a preferred stock investment in the fourth quarter of 2014.

	Years ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Income Tax Expense (Benefit)	$100	$40	$(573)	$60	150%	$613	107%

Due to net losses incurred domestically, the tax provisions recorded relate to minimum tax payments in the United States. We have recorded tax liabilities related to income earned in local jurisdictions by our foreign subsidiaries. The increase in income tax expense for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of international income taxes. The increase in income tax expense for the year ended December 31, 2015 was primarily due to the expiration of the statue of limitations on uncertain tax positions resulting in the recognition of a $610,000 tax benefit in 2014.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from operations each year and have not yet achieved profitability. At December 31, 2016, we had $32,028,000 of working capital, including $41,566,000 in cash, cash equivalents, and marketable securities.

Cash Flows

The following table shows cash flow information for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(35,637)	$(31,915)	$(29,572)
Cash provided by (used in) investing activities	(24,123)	19,321	29,417
Cash provided by financing activities	40,359	11,133	1,287
Effect of exchange rate changes on cash	(25)	(9)	—
Net increase (decrease) in cash and cash equivalents	$(19,426)	$(1,470)	$1,132

Cash flows used in operating activities

Net cash used in operating activities increased $3,722,000 to $35,637,000 for the year ended December 31, 2016, compared to $31,915,000 for the year ended December 31, 2015. The increase in cash used in operating activities was primarily due to an $8,404,000 increase in our net loss and $535,000 in lower non-cash charges primarily comprised of stock-based compensation expense, partially offset by an additional $5,217,000 cash inflow from changes in operating assets and liabilities. The main drivers in the change in operating assets and liabilities included increases in accounts payable, accrued compensation and other liabilities and increases in inventory and accounts receivable.

Net cash used in operating activities increased $2,343,000 to $31,915,000 for the year ended December 31, 2015, compared to $29,572,000 for the year ended December 31, 2014. The increase in cash used in operating activities was primarily due to a $3,934,000 increase in net loss and $4,658,000 in lower non-cash charges primarily related to less bad debt expense and impairment, partially offset by $3,067,000 of less cash outflow from changes in operating assets and liabilities.

Cash flows provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2016, compared to the year ended December 31, 2015, increased $43,444,000 primarily due to a $36,000,000 decrease from the maturity of short-term marketable securities, an increase in purchases of marketable securities of $11,042,000, and increased purchase of property, plant, equipment and licenses of $4,194,000, partially offset by a $7,792,000 increase in proceeds from the sale of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2015, compared to the year ended December 31, 2014, decreased $10,096,000 primarily due to a $10,000,000 decrease from the maturity of short-term marketable securities and a $7,274,000 decrease in proceeds from the sale of marketable securities related to our sale of a preferred stock investment, partially offset by a decrease in purchases of marketable securities of $5,408,000.

Cash flows provided by financing activities

Net cash provided by financing activities increased $29,226,000 to $40,359,000 for the year ended December 31, 2016, compared to $11,133,000 for the year ended December 31, 2015, primarily due to a $28,893,000 increase in net proceeds generated from from an at-the-market equity offering described in greater detail below, and an absence of debt issuance costs of $628,000 incurred in the prior year, partially offset by a decrease in proceeds from the exercise of employee stock options of $277,000.

Net cash provided by financing activities increased $9,846,000 to $11,133,000 for the year ended December 31, 2015, compared to $1,287,000 for the year ended December 31, 2014, primarily due to the borrowing of $10,000,000 under our debt facility and $458,000 in higher proceeds from stock option exercises, partially offset by $718,000 in costs associated with debt issuance.

We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, and expand our research and development, commercialization and manufacturing activities. Factors that could affect our capital requirements, in addition to those previously identified, include, but are not limited to:

•	the level of revenues and the rate of our revenue growth;

•	change in demand from our customers;

•	the level of expenses required to expand our commercial (sales and marketing) and manufacturing activities;

•	the level of research and development investment required to develop our diagnostic systems and test menu;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
Loan and Security Agreement

In January 2015, we entered into a Loan and Security Agreement, of the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000.  Under the terms of the LSA, as amended, we could, subject to certain conditions, borrow:

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

In February 2017, we entered into an amendment to the LSA pursuant to which the parties further extended the date by which the future funding requirements in respect of Term Loan C must be satisfied. In addition, the parties agreed to extend the interest-only period in respect of amounts already borrowed under Term Loan A and Term Loan B, as well as the amounts, if any, we may borrow pursuant to Term Loan C.

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

Equity Distribution Agreement

On June 14, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which we could, at our discretion, offer and sell, from time to time, through Canaccord shares of our common stock having an aggregate offering price of up to $30.0 million. Under the Distribution Agreement, Canaccord could sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions.

We began sales under the Distribution Agreement in August 2016 pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. During the three months ended September 30, 2016, we sold 3.3 million shares of our common stock, at an average per share price of $9.04, for aggregate gross proceeds of $30.0 million. We incurred $1,143,000 in related transaction costs, comprising commissions paid to Canaccord of 3.0% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement, or $900,000, and $243,000 in additional miscellaneous expenses.

Letter of Credit

In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at December 31, 2016.

If we require additional capital, we cannot be certain that it will be available when needed or that our actual cash requirements will not be greater than anticipated. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations (1)	$10,058	$1,644	$5,677	$2,143	$594
Licensing payment obligations	1,750	1,494	181	75	—
Instrument purchase obligations	1,278	1,309	—	—	—
Total obligations	$13,086	$4,447	$5,858	$2,218	$594
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

In December 2015, we entered into a manufacturing and supply agreement with Plexus for the purchase of our ePlex instrument. Amounts reported in the table above reflect the current minimum purchase commitments under this supply agreement, which we satisfy through instrument and component part purchases.

In June 2015, we entered into a lease agreement for additional manufacturing space located in Carlsbad, California. Pursuant to the lease agreement, rent payments total $4,490,000 over the 90-month lease term.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. We have provided a $758,000 standby letter of credit to our landlord as security for future rent in connection the lease of our Carlsbad, California corporate headquarters, which is recorded as restricted cash on our consolidated balance sheet.

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

Interest Rate Risk

As of December 31, 2016, based on current interest rates and total debt outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of GenMark Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of GenMark Diagnostics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenMark Diagnostics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GenMark Diagnostics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 28, 2017

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2016	2015
Current assets
Cash and cash equivalents	$15,959	$35,385
Marketable securities	25,607	10,080
Accounts receivable, net of allowances of $2,740 and $2,727, respectively	9,048	6,847
Inventories	6,633	3,054
Prepaid expenses and other current assets	1,202	591
Total current assets	58,449	55,957
Non-current assets
Property and equipment, net	18,268	11,396
Intangible assets, net	2,670	2,376
Restricted cash	758	758
Other long-term assets	179	180
Total assets	$80,324	$70,667
Current liabilities
Accounts payable	$8,703	$4,376
Accrued compensation	5,650	3,861
Loan payable	7,935	(373)
Other current liabilities	4,133	2,725
Total current liabilities	26,421	10,589
Long-term liabilities
Deferred rent	3,652	1,257
Long-term debt	11,880	9,890
Other non-current liabilities	220	334
Total liabilities	42,173	22,070
Commitments and contingencies—See note 7
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 46,554 and 42,551 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	393,322	353,233
Accumulated deficit	(355,270)	(304,669)
Accumulated other comprehensive income (loss)	95	29
Total stockholders’ equity	38,151	48,597
Total liabilities and stockholders’ equity	$80,324	$70,667

See accompanying notes to consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenue
Product revenue	$48,914	$39,029	$30,328
License and other revenue	360	382	266
Total revenue	49,274	39,411	30,594
Cost of revenue	19,700	15,317	13,127
Gross profit	29,574	24,094	17,467
Operating expenses
Sales and marketing	14,734	14,385	12,629
General and administrative	14,363	13,772	12,069
Research and development	49,458	37,472	31,823
Total operating expenses	78,555	65,629	56,521
Loss from operations	(48,981)	(41,535)	(39,054)
Other income (expense)
Interest income	176	125	244
Interest expense	(1,536)	(880)	(20)
Other income (expense)	(160)	133	(6)
Total other income (expense)	(1,520)	(622)	218
Loss before provision for income taxes	(50,501)	(42,157)	(38,836)
Income tax expense (benefit)	100	40	(573)
Net loss	$(50,601)	$(42,197)	$(38,263)
Net loss per share, basic and diluted	$(1.15)	$(1.00)	$(0.93)
Weighted average number of shares outstanding basic and diluted	44,100	42,157	41,346
Other comprehensive loss
Net loss	$(50,601)	$(42,197)	$(38,263)
Foreign currency translation adjustments	77	36	—
Net unrealized gains (losses) on marketable securities, net of tax	(11)	3	(20)
Comprehensive loss	$(50,535)	$(42,158)	$(38,283)

See accompanying notes to consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2013	41,520	$4	$333,363	$10	$(224,209)	$109,168
Stock-based compensation expense	—	—	5,796	—	—	5,796
Issuance of employee stock purchase plan shares	89	—	812	—	—	812
Restricted stock awards issued, net of cancellations	149	—	—	—	—	—
Shares issued under stock-based compensation plans	101	—	531	—	—	531
Net loss	—	—	—	—	(38,263)	(38,263)
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Balance—December 31, 2014	41,859	4	340,502	(10)	(262,472)	78,024
Issuance of stock in lieu of accrued bonuses	105	—	863	—	—	863
Stock-based compensation expense	—	—	9,995	—	—	9,995
Issuance of employee stock purchase plan shares	122	—	884	—	—	884
Restricted stock awards issued, net of cancellations	284	—	—	—	—	—
Shares issued under stock-based compensation plans	181	—	989	—	—	989
Net loss	—	—	—	—	(42,197)	(42,197)
Foreign currency translation adjustments	—	—	—	36	—	36
Unrealized gain on marketable securities	—	—	—	3	—	3
Balance—December 31, 2015	42,551	4	353,233	29	(304,669)	48,597
Issuance of stock in lieu of accrued bonuses	28	—	364	—	—	364
Stock-based compensation expense	—	—	9,236	—	—	9,236
Issuance of employee stock purchase plan shares	138	—	921	—	—	921
Restricted stock issued, net of cancellations	421	—	—	—	—	—
Shares issued under stock-based compensation plans	99	—	712	—	—	712
Issuance of common stock, net of offering expenses	3,317	—	28,856	—	—	28,856
Net loss	—	—	—	—	(50,601)	(50,601)
Foreign currency translation adjustments	—	—	—	77	—	77
Unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Balance—December 31, 2016	46,554	$4	$393,322	$95	$(355,270)	$38,151

See accompanying notes to consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(50,601)	$(42,197)	$(38,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,916	3,405	2,656
Amortization of premiums on investments	89	180	702
Amortization of deferred debt issuance costs	388	285	—
Stock-based compensation	9,236	9,995	5,796
Provision for bad debt	13	25	—
Non-cash inventory adjustments	134	594	450
Gain on sale of investment in preferred stock	(9)	(223)	—
Other non-cash adjustments	145	186	185
Changes in operating assets and liabilities:
Accounts receivable	(2,250)	(1,983)	(2,030)
Inventories	(3,450)	(1,286)	(229)
Prepaid expenses and other assets	(613)	(36)	(184)
Accounts payable	4,105	(757)	85
Accrued compensation	2,172	(458)	1,797
Other liabilities	1,088	355	(537)
Net cash used in operating activities	(35,637)	(31,915)	(29,572)
Investing activities
Payments for intellectual property licenses	(1,500)	(550)	(350)
Purchases of property and equipment	(7,000)	(3,756)	(5,726)
Purchases of marketable securities	(33,688)	(22,646)	(28,054)
Proceeds from sales of marketable securities	8,015	223	7,497
Maturities of marketable securities	10,050	46,050	56,050
Net cash provided by (used in) investing activities	(24,123)	19,321	29,417
Financing activities
Proceeds from issuance of common stock	30,920	884	812
Costs incurred in conjunction with public offering	(1,143)	—	—
Principal repayment of borrowings	(40)	(22)	(56)
Costs associated with debt issuance	(90)	(718)	—
Proceeds from borrowings	10,000	10,000	—
Proceeds from stock option exercises	712	989	531
Net cash provided by financing activities	40,359	11,133	1,287
Effect of exchange rate changes on cash	(25)	(9)	—
Net increase (decrease) in cash and cash equivalents	(19,426)	(1,470)	1,132
Cash and cash equivalents at beginning of year	35,385	36,855	35,723
Cash and cash equivalents at end of year	$15,959	$35,385	$36,855
Non-cash investing and financing activities:
Transfer of systems from property and equipment into inventory	$263	$225	$256
Property and equipment costs incurred but not paid included in accounts payable	$1,159	$146	$124
Intellectual property acquisition included in accrued expenses	$—	$800	$550
Supplemental cash flow information:
Cash paid for interest	$1,130	$572	$20
Cash received for interest	$266	$305	$244
Cash paid for income taxes, net	$65	$10	$24
 See accompanying notes to consolidated financial statements.

GENMARK DIAGNOSTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and basis of presentation

Organization

GenMark Diagnostics, Inc., the Company or GenMark, was formed by Osmetech plc, or Osmetech, as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, or the IPO, which was completed in June 2010. Immediately prior to the closing of the IPO, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization, accounted for in a manner similar to a pooling-of-interests, under the applicable laws of the United Kingdom. As a result of the reorganization, all of the issued ordinary shares in Osmetech were cancelled in consideration of (i) the issuance of common stock of GenMark to the former shareholders of Osmetech and (ii) the issuance of new shares in Osmetech to GenMark. Following the reorganization, Osmetech became a subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure. The liquidation of Osmetech was completed in the fourth quarter of 2013.

Segment Reporting

The Company currently operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. The Company’s business operates in one operating segment because the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee related compensation accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual results could differ from those estimates.

Basis of Presentation

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $355,270,000 at December 31, 2016. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents, restricted cash, and investments at December 31, 2016 totaled $41,566,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable regulations of the Securities and Exchange Commission, or the SEC.

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

Restricted Cash

Restricted cash represents amounts designated for uses other than current operations and includes $758,000 at December 31, 2016 held as security for the Company’s letter of credit with Banc of California.

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

The allowance for doubtful accounts as of December 31, 2016, is as follows (in thousands):

Allowance for doubtful accounts
Balance December 31, 2014	$2,702
Provision for doubtful accounts	25
Balance December 31, 2015	$2,727
Provision for doubtful accounts	13
Balance December 31, 2016	$2,740

The Company has included $2,702,000 in the allowance for doubtful accounts as of December 31, 2016 and 2015 for past due amounts from its former customer, Natural Molecular Testing Corporation.

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

Property and Equipment-net

Property, equipment and leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are:

Machinery and laboratory equipment	3 – 5 years
Instruments	4 – 5 years
Office equipment	3 – 7 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset

Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including performance evaluation programs, or PEPs, and reagent rental agreements. PEPs are placed with customers for evaluation periods of up to three months and the Company retains title to the instruments under these arrangements. Maintenance and repair costs are expensed as incurred.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted cash flows. The Company did not recognize any impairment charges during the years ended December 31, 2016 and 2015.

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

The Company has not had significant product returns and is not contractually obligated to accept returns unless such returns are related to warranty provisions. The Company generally does not accept reagent product returns, mainly due to FDA regulations, and does not offer volume rebates or provide price protection.

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

In 2016 and 2015, Laboratory Corporation of America, Inc. represented 27% and 17%, respectively, of the Company's total revenue. In 2014, no single customer represented more than 10% of the Company's total revenue.

Product Warranties

The Company generally offers a one-year warranty for its instruments sold to customers and up to a sixty day warranty for reagents and provides for the estimated cost of the product warranty at the time the system sale is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty reserve activity for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Beginning balance	$118	$195	$226
Warranty expenses incurred	(421)	(430)	(608)
Provisions	522	353	577
Ending balance	$219	$118	$195

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, shares purchased under the Company's ESPP, restricted stock awards, restricted stock units and market-based stock units granted to employees and directors in exchange for services. The compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. The stock-based compensation expense is recorded in cost of revenues, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function.

The estimated fair value of stock granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense that approximates straight-line expense to reflect vesting as it occurs. The stock option expense is derived from the Black-Scholes Option Pricing Model that uses several judgment-based variables to calculate the expense. The market-based stock expense is derived from the Monte Carlo Simulation Valuation. The inputs utilized in the valuation of the stock-based awards include the following factors:

•	Expected Term. Expected term represents the period that the stock-based awards are expected to be outstanding and is determined by using the simplified method.

•
Expected Volatility.    Expected volatility represents the expected volatility in the Company’s stock price over the expected term of the option or market-based award and is determined by review of the Company’s and similar companies’ historical experience.

•	Expected Dividend. The valuation methods required a single expected dividend yield as an input. The Company assumed no dividends as it has never paid dividends and has no current plans to do so.

•
Risk-Free Interest Rate.    The risk-free interest rate is based on published U.S. Treasury rates in effect at the time of grant for periods corresponding with the expected term of the option or market-based award.

The compensation expense related to the grant of restricted stock awards or units is calculated as the fair market value of the stock on the grant date as further adjusted to reflect expected forfeitures.

Foreign Currency Translation

During 2015, the Company established foreign subsidiaries with currencies other than the U.S. Dollar. The assets and liabilities of the Company's entities outside the U.S. are translated into U.S. Dollars based on the foreign currency exchange rates at the end of each period, while revenues and expenses are translated at weighted average exchange rates during the applicable period. Gains or losses resulting from these foreign currency translations of the Company's assets and liabilities are recorded in accumulated comprehensive loss in the consolidated balance sheets. Foreign currency translation impacts recorded in accumulated other comprehensive loss for the year ended December 31, 2016 and 2015 was $77,000 and $36,000, respectively.

Transactions in foreign currencies were recognized using the rate of exchange prevailing at the date of the transaction. Foreign exchange losses, which are included in the accompanying consolidated statements of operations, totaled $169,000, $91,000 and $9,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and relate primarily to transactions denominated in Euros.

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

The calculations of diluted net loss per share for the years ended December 31, 2016, 2015 and 2014 did not include the effects of the following stock options or other unvested equity awards which were outstanding as of the end of each year because the inclusion of these securities would have been anti-dilutive (in thousands).

	Year Ended December 31,
	2016	2015	2014
Options outstanding to purchase common stock	2,570	3,004	2,479
Other unvested equity awards	2,000	1,267	948
Total	4,570	4,271	3,427

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

	December 31,
	2016	2015
Laboratory Corporation of America, Inc.	33%	35%

Comprehensive Loss

The Company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company’s comprehensive loss comprises net losses, unrealized gains and losses on available for sale securities, and foreign currency translation.

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

In March 2016, the FASB issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. This guidance is effective for the Company beginning January 1, 2017 and the Company will adopt this ASU in the first quarter of 2017. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $1,979,000. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings, including any change to the valuation allowance as a result of adoption. Due to the full valuation allowance on the Company's U.S. deferred tax assets, the Company does not expect any impact to the financial statements as a result of this adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company is evaluating the effects adoption will have on its consolidated financial statements. The Company expects this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets and will likely have an immaterial impact on our consolidated statements of comprehensive loss.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures of revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December l5, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the overall impact this standard will have on our consolidated financial statements, as well as the expected timing and method of adoption. Based on our preliminary assessment, the Company does not anticipate a material impact on its financial statements. The Company is continuing this assessment, which may identify other impacts.

3. Intangible Assets, net

Intangible assets as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$4,250	$(1,580)	$2,670	$3,550	$(1,174)	$2,376

In March 2012, the Company entered into a license agreement with Caliper Life Sciences Inc., or Caliper, pursuant to which the Company obtained a non-exclusive license under Caliper’s microfluidics patent portfolio. In consideration for the license, the Company agreed to pay Caliper $400,000 in up-front payments recorded as an intangible asset on the Company’s balance sheet plus certain sales-based milestone payments, as well as a royalty on the sale of certain products. As part of the agreement, the Company obtained an unconditional release from any and all claims based upon any alleged infringement of the licensed patents prior to the effective date of the agreement. The Company met sales-based milestones in March 2013, March 2014 and August 2015 triggering the payment of $450,000, $550,000, and $800,000, respectively, which were made after the fiscal year during which the respective milestone was achieved.

In July 2012, the Company entered into a development collaboration and license agreement with Advanced Liquid Logic, Inc., or ALL, which was acquired by Illumina, Inc. in July 2013. Under the terms of the agreement, the Company established a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electrowetting technology in conjunction with the Company’s electrochemical detection technology. The Company paid ALL an upfront license payment of $250,000 and agreed to pay up to $1,750,000 in potential additional milestone payments. Pursuant to the agreement, as amended, the Company will be obligated to pay to ALL a royalty consisting of a low- to mid-single digit percent of net sales of designated licensed products containing ALL components. The Company met certain milestones in August 2013, June 2014 and September 2016 resulting in the payment of $200,000, $350,000 and $700,000, respectively, to ALL.

Intellectual property licenses had a weighted average remaining amortization period of 5.40 years as of December 31, 2016. Amortization expense for intangible assets amounted to $406,000, $294,000 and $227,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2017	$497
2018	497
2019	497
2020	497
2021	497
Thereafter	185
Total	$2,670

4. Stockholders’ Equity

On June 14, 2016, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which the Company could, at its discretion, offer and sell, from time to time, through Canaccord shares of its common stock having an aggregate offering price of up to $30,000,000. Under the Distribution Agreement, Canaccord could sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions.

The Company began sales under the Distribution Agreement in August 2016 pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. During the three months ended September 30, 2016, the Company sold 3.3 million shares of common stock, at an average per share price of $9.04, for aggregate gross proceeds of $30,000,000. The Company incurred $1,143,000 in related transaction costs, comprising commissions paid to Canaccord of 3.0% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement, or $900,000, and $243,000 in additional miscellaneous expenses.

5. Stock-Based Compensation

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan, which provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, restricted stock bonuses and other stock-based awards. Employee participation in the 2010 Plan is at the discretion of the compensation committee of the board of directors of the Company. All stock options granted under the 2010 Plan are exercisable at a price equal to the closing quoted market price of the Company’s shares on the NASDAQ Global Market on the date of grant and generally vest over a period of between one and four years.

The Company estimates potential forfeitures of stock-based award grants and adjusts compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods.

Stock options are generally exercisable for a period up to 10 years after grant and are forfeited if employment is terminated before the options vest. As of December 31, 2016, there were 79,455 shares available for future grant of awards under the 2010 Plan.

The following table summarizes stock option activity during the year ended December 31, 2016:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2015	3,004,011	$9.74
Granted	5,000	$4.70
Exercised	(98,941)	$7.20
Forfeitures	(340,520)	$11.96
Outstanding at December 31, 2016	2,569,550	$9.53
Vested and expected to vest at December 31, 2016	2,490,256	$9.45
Exercisable at December 31, 2016	1,937,739	$8.75

The weighted average fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $2.27, $6.02 and $7.45 per share, respectively. Options that were exercisable as of December 31, 2016 had a remaining weighted average contractual term of 5.67 years and an aggregate intrinsic value of $7,036,000. As of December 31, 2016, there was $3,323,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.57 years. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $896,000, $938,000 and $584,000, respectively. As of December 31, 2016, there were 2,569,550 stock options outstanding, which had a remaining weighted average contractual term of 6.20 years and an aggregate intrinsic value of $7,532,000.

Valuation of Stock-Based Awards

The assumptions used in the valuation of stock-based awards for the years ended December 31, 2016, 2015 and 2014, are summarized in the following table:

	Years Ended December 31,
	2016	2015	2014
Expected volatility (%)	51%	49%	69%
Expected life (years)	5.90	6.06	6.08
Risk free rate (%)	1.35%	1.67%	1.82%
Expected dividend yield (%)	—%	—%	—%

Restricted Stock Awards and Units

In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The Company’s restricted stock activity for the year ended December 31, 2016 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	32,837	$5.00	934,977	$12.66
Granted	—	$—	1,580,273	$5.80
Vested	(32,369)	$4.91	(444,365)	$11.79
Forfeitures	(312)	$11.19	(304,762)	$7.65
Unvested at December 31, 2016	156	$11.19	1,766,123	$7.18

Restricted stock awards or units may be granted at the discretion of the compensation committee of the board of directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable award agreement.

As of December 31, 2016, there was $1,000 of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted average-period of 0.04 years. The total fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $190,000, $580,000 and $3,466,000, respectively.

As of December 31, 2016, there was $8,509,000 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.80 years. The total fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $3,192,000, $4,457,000 and $2,121,000, respectively.

The Company issued market-based stock units in February 2015 and February 2016, which may result in the recipient receiving shares of stock equal to up to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant. As of December 31, 2016, there was $781,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.75 years. The total fair value of market-stock units that vested during the years ended December 31, 2016 and 2015 was $2,433,000 and $29,000, respectively. The Company’s market-based stock unit activity for the year ended December 31, 2016 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	136,730	18.07
Units granted	335,253	4.94
Vested	(192,941)	8.01
Cancelled	(56,269)	9.81
Unvested at December 31, 2016	222,773	7.34

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the year ended December 31, 2016:

	2016	2015
Expected volatility	49%	45%
Risk-free interest rate	0.90%	1.10%
Expected dividend	—%	—%
Weighted average fair value	$4.94	$18.07

The Company granted 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of a designated number of ePlex products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. On December 31, 2014, 10,800 units were earned and vested with a total fair value of $147,000. On each of December 31, 2016 and 2015, 10,800 units were forfeited and cancelled as the related performance metrics were not achieved by such dates. As of December 31, 2016, there was $133,000 in unrecognized stock-based compensation expense related to the remaining unvested awards.

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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's board of directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of December 31, 2016, there were 267,839 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As a result, stock-based compensation expense related to the ESPP, calculated using the Black-Scholes model at the beginning of each six-month offering period, has been recorded during the year ended December 31, 2016.

A summary of ESPP activity for the years ended December 31, 2016 and 2015 is as follows (in thousands, except share, and per share data):

	Year Ended December 31,
	2016	2015
Shares issued	138,058	122,245
Weighted average fair value of shares issued	$6.67	$7.22
Employee purchases	$921	$884

Stock-Based Compensation Expense Recognition

Stock-based compensation was recognized in the consolidated statements of comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$258	$209	$73
Sales and marketing	2,329	3,050	1,848
Research and development	2,482	2,498	1,194
General and administrative	4,167	4,238	2,681
Stock-based compensation expense	$9,236	$9,995	$5,796

No stock-based compensation was capitalized during the periods presented, and there was no unrecognized tax benefit related to stock-based compensation for the years ended December 31, 2016, 2015 and 2014, respectively.

6. Income Taxes

The Company's income (loss) before provision (benefit) for income taxes for the years ended December 31, 2016, 2015, and 2014, respectively, was generated in the following jurisdictions (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(50,651)	$(42,221)	$(37,766)
Foreign	150	64	(1,070)
Worldwide Income (Loss)	$(50,501)	$(42,157)	$(38,836)

The components of income tax expense (benefit) were as follows for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current expense:
U.S. federal	$(10)	$—	$—
State	31	25	(573)
Foreign (non-U.S. entities)	70	20	—
Total current expense (benefit)	$91	$45	$(573)
Deferred expense (benefit):
U.S. Federal	$4	$—	$—
State	1	—	—
Total deferred expense (benefit)	$5	$—	$—

The components of net deferred income taxes consisted of the following at December 31, 2016 and 2015, respectively (in thousands):

	As of December 31,
	2016	2015
Deferred income tax assets:
NOL and credit carryforwards	$74,375	$59,907
Compensation accruals	4,660	3,952
Accruals and reserves	3,437	2,201
State tax provision	8	8
Inventory adjustments	996	559
Intangible assets	645	361
Other	144	5
Subtotal: deferred tax assets	84,265	66,993
Valuation allowance	(82,481)	(66,211)
Total deferred tax assets	1,784	782
Deferred income tax liabilities:
Depreciation	(1,784)	(782)
Subtotal: deferred tax liabilities	(1,784)	(782)
Net deferred tax assets	$—	$—

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2016, 2015, and 2014, respectively, as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	(0.3)%	(0.1)%	(0.3)%
State taxes	2.3%	2.4%	2.6%
Executive compensation limitation	(0.1)%	(0.8)%	(0.7)%
Stock-based compensation	(3.5)%	(1.4)%	(1.5)%
Other	(0.4)%	2.1%	0.3%
Valuation allowance	(32.2)%	(36.9)%	(32.9)%
Total tax provision	(0.2)%	(0.7)%	1.5%

The Company had federal net operating loss (NOL) carryforwards available of approximately $206,900,000 as of December 31, 2016 after consideration of limitations under Section 382 of the Internal Revenue Code, or Section 382, as further described below. Additionally, the Company had state NOL carryforwards available of $165,000,000 as of December 31, 2016. These federal and state NOLs may be used to offset future taxable income and will begin to expire in 2025 and 2017, respectively.

Of the $206,900,000 and $165,000,000 of federal and state NOL carryforwards at December 31, 2016, $5,402,000 represents excess tax benefits related to equity compensation which will result in an increase in equity if and when such excess benefits are ultimately realized.

The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was completed through December 31, 2016. As a result of this assessment, the Company determined that it experienced multiple ownership changes through 2016 which will limit the future utilization of NOL carryforwards. The Company has reduced its deferred tax assets related to NOL carryovers that are anticipated to expire unused as a result of ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Additionally, future ownership changes may further impact the utilization of existing NOLs.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future growth. Based on this evaluation, as of December 31, 2016, a valuation allowance of $82,481,000 has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company's projections for growth.

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

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance of unrecognized tax benefits	$—	$—	$382
Lapses in the statute of limitations	—	—	(382)
Ending balance of unrecognized tax benefits	$—	$—	$—

At December 31, 2016 and December 31, 2015, the Company had not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company's Federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of December 31, 2016, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where the Company has operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

7. Commitments and Contingencies

Leases

The Company has lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged were $1,871,000, $1,233,000 and $1,147,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Pursuant to the Company’s lease agreements, a portion of the monthly rent has been deferred. The balance deferred at December 31, 2016 and 2015 was $4,097,000 and $1,445,000, respectively.

Annual future minimum obligations for leases as of December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Amount
2017	$1,644
2018	1,792
2019	1,913
2020	1,972
2021	1,372
Thereafter	1,365
Total minimum lease payments	$10,058

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

8. Inventories

Inventory on hand as of December 31, 2016 and 2015 comprised the following (in thousands):

	December 31,
	2016	2015
Raw materials	$2,171	$1,147
Work-in-process	1,488	693
Finished goods	2,974	1,214
	$6,633	$3,054

9. Property and Equipment, net

Property and equipment comprised the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Property and equipment—at cost:
Plant and machinery	$10,145	$7,728
Instruments	9,869	8,195
Office equipment	1,714	1,526
Leasehold improvements	10,100	4,311
Total property and equipment—at cost	31,828	21,760
Less accumulated depreciation	(13,560)	(10,364)
Property and equipment, net	$18,268	$11,396

Depreciation expense was $3,510,000, $3,112,000 and $2,429,000 for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company disposed of certain assets no longer in use with a net book value of $76,000, $153,000, and $102,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

10. Loan payable

As of December 31, 2016 and 2015, long-term debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	—
Final fee obligation	400	400
Unamortized issuance costs	(585)	(883)
Total debt, net	19,815	9,517
Current portion of long-term debt	(7,935)	373
Long-term debt	$11,880	$9,890

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

The Company borrowed $10,000,000 on each of March 27, 2015 and June 10, 2016 pursuant to Term Loan A and Term Loan B, respectively. The Term Loans will accrue interest at a rate equal to (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until March 1, 2017, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019, or the Maturity Date. Interest expense recognized on the Term Loans for the years ended December 31, 2016 and 2015 totaled $1,184,000 and $611,000, respectively, for the stated interest and final fee accrual.

In July 2016, the Company entered into an amendment to the LSA pursuant to which the lenders reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of December 31, 2016, the Company was in compliance with all covenants under the LSA.

Revolving Loan

Pursuant to the LSA, the Company may borrow up to $5,000,000 under the revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of December 31, 2016, the Company had not borrowed any amounts pursuant the revolving loan facility. Interest expense recognized for the unused revolving loan facility fee for the years ended December 31, 2016 and 2015 was $42,000 and $34,000, respectively.

Debt Issuance Costs

As of December 31, 2016 and December 31, 2015, the Company had $585,000 and $883,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the twelve months ended December 31, 2016 and 2015, amortization of debt issuance costs was $298,000 and $208,000, respectively, which was included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit

In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of December 31, 2016.

11. Employee benefit plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. The Company may make matching contributions under the 401(k) plan; however, the Company has not made any such contributions to date.

12. Other current liabilities

Other current liabilities as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued royalties	$949	$1,608
Accrued warranties	219	118
Accrued tenant improvements	789	—
Deferred revenue	658	267
Other accrued liabilities	1,518	732
Total	$4,133	$2,725

13. Fair value of financial instruments

The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31, 2016 and 2015, respectively, (in thousands):

	December 31, 2016
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$556	$—	$—	$556
Corporate notes and bonds	—	18,821	—	18,821
U.S. government and agency securities	—	3,503	—	3,503
Commercial paper	—	3,283	—	3,283
	$556	$25,607	$—	$26,163

	December 31, 2015
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$22,128	$—	$—	$22,128
Corporate notes and bonds	—	8,483	—	8,483
U.S. government and agency securities	—	799	—	799
Commercial paper	—	798	—	798
	$22,128	$10,080	$—	$32,208

At December 31, 2016, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

14. Investments

The following table summarizes the Company’s available-for-sale investments at December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,846	$—	$(25)	$18,821
U.S. government and agency securities	3,506	—	(3)	3,503
Commercial Paper	3,283	—	—	3,283
Total	$25,635	$—	$(28)	$25,607

During 2013, the Company sold its preferred stock investment in ALL in connection with ALL's acquisition by Illumina, Inc., resulting in a $1,392,000 realized gain. Additionally, in 2016 and 2015 the Company received an additional $9,000 and $223,000, respectively, related to the release of escrowed proceeds.

The following table summarizes the maturities of the Company’s available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,635	$25,607
Due after one year through two years	—	—
Total	$25,635	$25,607

15. Quarterly financial data (unaudited)

	Year Ended December 31, 2016
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,064	$12,512	$10,813	$14,885
Gross profit	$6,689	$7,792	$6,451	$8,642
Loss from operations	$(12,708)	$(12,588)	$(11,627)	$(12,058)
Net loss	$(12,958)	$(12,907)	$(12,058)	$(12,678)
Per share data:
Net loss per common share—basic and diluted	$(0.30)	$(0.30)	$(0.27)	$(0.27)

	Year Ended December 31, 2015
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,107	$7,646	$8,472	$13,186
Gross profit	$6,116	$4,360	$5,120	$8,498
Loss from operations	$(10,027)	$(11,930)	$(11,117)	$(8,461)
Net loss	$(9,869)	$(12,152)	$(11,394)	$(8,782)
Per share data:
Net loss per common share—basic and diluted	$(0.24)	$(0.29)	$(0.27)	$(0.21)

16. Subsequent events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and the following represents subsequent events for disclosure.

On February 27, 2017 the Company entered into a second amendment to the LSA with Solar Capital Partners and certain other financial institutions party thereto, as lenders, pursuant to which the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied. In addition, the parties agreed to extend the Interest-Only Period in respect of amounts already borrowed under Term Loan A and Term Loan B, and the amount, if any, borrowed pursuant to Term Loan C, until June 1, 2017. The parties also agreed that the Company has the option to further extend the Interest-Only Period until August 1, 2017, and subsequently to March 1, 2018, subject in each case to the satisfaction of certain conditions.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of GenMark Diagnostics, Inc.

We have audited GenMark Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). GenMark Diagnostics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GenMark Diagnostics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of GenMark Diagnostics, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 28, 2017

Item 9B.	OTHER INFORMATION

On February 27, 2017, we entered into a second amendment to the LSA with Solar Capital Partners and certain other financial institutions party thereto, as lenders, pursuant to which the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied. In addition, the parties agreed to extend the interest-only period in respect of amounts already borrowed under Term Loan A and Term Loan B, and the amount, if any, borrowed pursuant to Term Loan C (the “Interest-Only Period”), until June 1, 2017. The parties also agreed that we have the option to further extend the Interest-Only Period until August 1, 2017, and subsequently to March 1, 2018, subject in each case to the satisfaction of certain conditions.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders, or the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.

4.	List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)	Exhibits.
The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

Item 16.	FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

GENMARK DIAGNOSTICS, INC.

By:	/s/ HANY MASSARANY
Name:	Hany Massarany
Title:	Chief Executive Officer, President and Director (principal executive officer)

February 28, 2017

By:	/s/ SCOTT MENDEL
Name:	Scott Mendel
Title:	Chief Financial Officer (principal financial and accounting officer)

February 28, 2017

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

Signature	Title	Date

/S/ HANY MASSARANY	President, Chief Executive Officer and Director (principal executive officer)	2/28/2017
Hany Massarany

/S/ SCOTT MENDEL	Chief Financial Officer (principal financial and accounting officer)	2/28/2017
Scott Mendel

/S/ JAMES FOX	Chairman of the Board	2/28/2017
James Fox

/S/ DARYL J. FAULKNER	Director	2/28/2017
Daryl J. Faulkner

/S/ KEVIN C. O’BOYLE	Director	2/28/2017
Kevin C. O’Boyle

/S/ MICHAEL S. KAGNOFF	Director	2/28/2017
Michael S. Kagnoff

/s/ LISA M. GILES	Director	2/28/2017
Lisa M. Giles

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	Amended and Restated By-Laws (incorporated by reference to our Current Report on 8-K filed on October 31, 2014).

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

10.5
Second Amendment to License Agreement dated June 20, 2000 by and between California Institute of Technology and Clinical Micro Sensors, Inc. (incorporated by reference herein form our Form 10-K/A as filed with the SEC on April 18, 2013). †

10.6
Amended and Restated Chemically Modified Enzymes Kit Patent License Agreement by and between Roche Molecular Systems, Inc., F. Hoffman-La Roche Ltd., and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 27, 2008 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010). †

10.7
Non-Exclusive License Agreement by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Caliper Life Sciences Inc. dated effective as of March 27, 2012 (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 10, 2012). †

10.8
Development Collaboration and License Agreement, dated July 26, 2012, by and between Advanced Liquid Logic, Inc. and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-Q/A as filed with the SEC on March 22, 2013). †

10.9
Amendment Number One to Development Collaboration and License Agreement, effective as of January 18, 2016, by and among Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc., Advanced Liquid Logic, Inc., and Illumina, Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016).†

10.10
Loan and Security Agreement dated as of January 12, 2015 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, General Electric Capital Corporation, and certain other financial institutions as lenders (incorporated by reference herein to our Form 10-Q filed with the SEC on May 5, 2015). †

10.11
Amendment to Loan and Security Agreement dated September 30, 2015 by and among GenMark Diagnostics, Inc., as borrower, General Electric Capital Corporation, as agent and lender, and the lenders signatory thereto (incorporated by reference herein to our Form 10-Q filed with the SEC on October 27, 2015). †

10.12
Letter agreement dated March 17, 2016 by and among GenMark Diagnostics, Inc., as borrower, Healthcare Financial Solutions, LLC, as agent and lender, and the lenders signatory thereto (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016).†

10.13
First Amendment to Loan and Security Agreement dated July 27, 2016 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on November 3, 2016).†

10.14
XT-8 Instrument Supply Agreement, dated August 3, 2012, by and between Leica Biosystems Melbourne Pty Ltd and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-Q/A as filed with the SEC on March 22, 2013).†

Exhibit	Description

10.15	Manufacturing and Supply Agreement, dated December 15, 2015, by and between Plexus Corp. and Clinical Micro Sensors, Inc. d.b.a GenMark Diagnostics, Inc. + ✓

10.16	Form of Market Stock Units Grant Notice and Award Agreement (incorporated by reference herein from our Form 10-Q filed with the SEC on May 5, 2015)*

10.17	The GenMark Diagnostics, Inc. 2015 Bonus Plan (incorporated by reference herein to our Form 8-K as filed with the SEC on February 25, 2015).*

10.18	The GenMark Diagnostics, Inc. 2016 Bonus Plan (incorporated by reference herein to our Form 8-K as filed with the SEC on February 24, 2016).*

10.19	GenMark Diagnostics, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2014).*

10.20	Form of Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010).*

10.21	Form of Restricted Stock Agreement (incorporated by reference herein to our Form 10-Q as filed with the SEC on November 9, 2010).*

10.22	Form of Restricted Stock Units Grant Notice and Agreement (incorporated by reference herein to our Form 8-K as filed with the SEC on March 12, 2013).*

10.23	Form of Amendment of Restricted Stock, Restricted Stock Unit and/or Stock Option Agreement(s). *✓

10.24	GenMark Diagnostics, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 5, 2013).*

10.25	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).*

10.26
Executive Employment Agreement, dated as of April 5, 2011, by and between GenMark Diagnostics, Inc. and Hany Massarany (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 13, 2011).*

10.27
Employment Offer Letter effective May 7, 2014 by and between GenMark Diagnostics, Inc. and Scott Mendel (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 12, 2014).*

10.28
GenMark Diagnostics, Inc. Non-Plan Stock Option Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014).*

10.29
GenMark Diagnostics, Inc. Non-Plan Restricted Stock Units Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014).*

10.30
Executive Employment Agreement dated April 13, 2010 by and between Osmetech Molecular Diagnostics and Jennifer Williams (incorporated by reference herein from our Form 10-K as filed with the SEC on March 14, 2013).*

10.31	Executive Employment Agreement dated October 12, 2012 by and between GenMark Diagnostics, Inc. and Eric Stier. *✓

10.32
Equity Distribution Agreement dated June 14, 2016 by and between GenMark Diagnostics, Inc. and Canaccord Genuity Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on July 28, 2016).

21.1	List of Subsidiaries (incorporated by reference to our Form 10-K as filed with the SEC on February 24, 2015).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm ✓

Exhibit	Description

24.1	Power of Attorney (included on the signature page hereto). ✓

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. ✓

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. ✓

32.1	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350. ✓

32.2	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350. ✓

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Document

101	XBRL Taxonomy Definition Linkbase Document
101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document
  _____________________

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

✓	Included in this filing.

†	Confidential treatment has been granted with respect to certain portions of this exhibit.

+	GenMark has requested confidential treatment with respect to certain portions of this exhibit.