Form 10-Q
period 2017-03-31
GenMark Diagnostics, Inc.
filed 2017-05-02
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on April 28, 2017, was 47,087,034.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$13,178	$15,959
Marketable securities	11,007	25,607
Accounts receivable, net of allowances of $2,749 and $2,740, respectively	7,487	9,048
Inventories	9,019	6,633
Prepaid expenses and other current assets	1,419	1,202
Total current assets	42,110	58,449
Property and equipment, net	18,482	18,268
Intangible assets, net	2,546	2,670
Restricted cash	758	758
Other long-term assets	179	179
Total assets	$64,075	$80,324
Current liabilities
Accounts payable	$5,696	$8,703
Accrued compensation	4,510	5,650
Loan payable	7,685	7,935
Other current liabilities	3,159	4,133
Total current liabilities	21,050	26,421
Long-term liabilities
Deferred rent	3,524	3,652
Long-term debt	12,261	11,880
Other non-current liabilities	186	220
Total liabilities	37,021	42,173
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 47,084 and 46,554 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	396,217	393,322
Accumulated deficit	(369,188)	(355,270)
Accumulated other comprehensive income	20	95
Total stockholders’ equity	27,054	38,151
Total liabilities and stockholders’ equity	$64,075	$80,324

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Product revenue	$12,470	$10,959
License and other revenue	65	105
Total revenue	12,535	11,064
Cost of revenue	6,352	4,375
Gross profit	6,183	6,689
Operating expenses
Sales and marketing	4,693	3,709
General and administrative	4,011	3,419
Research and development	11,035	12,269
Total operating expenses	19,739	19,397
Loss from operations	(13,556)	(12,708)
Other income (expense)
Interest income	52	29
Interest expense	(507)	(277)
Other income	95	33
Total other expense	(360)	(215)
Loss before provision for income taxes	(13,916)	(12,923)
Income tax expense	1	35
Net loss	$(13,917)	$(12,958)
Net loss per share, basic and diluted	$(0.30)	$(0.30)
Weighted average number of shares outstanding, basic and diluted	46,846	42,672
Other comprehensive loss
Net loss	$(13,917)	$(12,958)
Foreign currency translation adjustments	91	47
Net unrealized losses on marketable securities, net of tax	(16)	(17)
Comprehensive loss	$(13,842)	$(12,928)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(13,917)	$(12,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,217	900
Amortization of premiums on investments	19	16
Amortization of deferred debt issuance costs	151	92
Stock-based compensation	2,808	2,402
Provision for bad debt	9	29
Non-cash inventory adjustments	317	75
Other non-cash adjustments	(85)	(49)
Changes in operating assets and liabilities:
Accounts receivable	1,558	1,385
Inventories	(3,118)	501
Prepaid expenses and other assets	(216)	—
Accounts payable	(2,821)	617
Accrued compensation	(1,144)	989
Other liabilities	(343)	(42)
Net cash used in operating activities	(15,565)	(6,043)
Investing activities
Payments for intellectual property licenses	—	(800)
Purchases of property and equipment	(1,888)	(966)
Proceeds from sales of marketable securities	13,896	—
Maturities of marketable securities	700	—
Net cash provided by (used in) investing activities	12,708	(1,766)
Financing activities
Principal repayment of borrowings	(6)	(5)
Costs associated with debt issuance	(20)	(10)
Proceeds from stock option exercises	88	345
Net cash provided by financing activities	62	330
Effect of exchange rate changes on cash	14	7
Net decrease in cash and cash equivalents	(2,781)	(7,472)
Cash and cash equivalents at beginning of period	15,959	35,385
Cash and cash equivalents at end of period	$13,178	$27,913
Non-cash investing and financing activities
Transfer of instruments from (to) property and equipment into inventory	$(415)	$38
Property and equipment costs included in accounts payable	$183	$285
Supplemental cash flow disclosures
Cash paid for income taxes, net	$5	$13
Cash received for interest	$108	$21
Cash paid for interest	$347	$184

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

During the quarter ended March 31, 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, which requires that management evaluate whether there are relevant conditions and events that in the aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, management’s assessment may not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of March 31, 2017, the Company had an accumulated deficit of $369,188,000 and working capital of $21,060,000 available to fund future operations. Because the Company continues to incur net losses, its transition to profitability depends on the successful development, approval, and commercialization of its future products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company would need to raise additional capital.

In performing the first step of the assessment under ASC Topic 205-40, the Company considered that its future operations anticipate the clearance by the U.S. Food and Drug Administration, or the FDA, of its ePlex Respiratory Pathogen (RP) Panel, which will allow the Company to draw $15,000,000 on its existing credit facility. The Company also continues to consider alternative forms of financing, including equity financing. However, there can be no assurances that the Company will be able draw on the credit facility or that sources of capital will be available on terms acceptable to the Company, or at all. Without the financing or capital described above, and without consideration of management’s other plans to control costs, continued net losses as anticipated raise substantial doubt about the Company’s ability to continue as a going concern under the first step of the assessment.

In performing the second step of this assessment, the Company is required to evaluate whether it has other plans to mitigate the conditions to alleviate the substantial doubt about its ability to meet its obligations as they become due. In performing this step, management considered the $15,000,000 in funding available under its credit facility since management believes the FDA clearance milestone is probable of being achieved. Management has also developed a plan to implement cost reduction measures to reduce its working capital requirements, assuming additional funding from the credit facility is unavailable. The plan includes a delay in capital expenditures, a delay in hiring and additional reductions in personnel-related costs, the curtailment of certain of the Company’s development activities and other discretionary expenditures that are within the Company’s control. Any of the actions contemplated by the implementation of this plan, if required, could have an adverse impact on the Company’s ability to achieve certain of its planned objectives during 2017, and thus, materially harm the Company’s business.

Management has concluded that if required, implementing these measures will allow the Company to meet its obligations as they become due within one year after the date that the financial statements are issued.

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

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that the Company adopts as of the specified effective date.

In March 2016, the FASB issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company's adoption of this guidance in the first quarter of 2017 resulted in excess tax benefits for which a benefit could not be previously recognized of approximately $1,979,000. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings, including a corresponding change to the valuation allowance. Due to the full valuation allowance on the Company's U.S. deferred tax assets, there was no impact to the financial statements as a result of this adoption. The Company continues to record stock-based compensation expense net of estimated forfeitures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures of revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December l5, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of implementation and its transition approach of this standard on its financial statements.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of March 31, 2017, held as security for the Company’s letter of credit with Banc of California.

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

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. The estimated fair value, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis to reflect vesting as it occurs. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the three months ended March 31, 2017 and 2016, aggregate stock-based compensation expense was $2,808,000 and $2,402,000, respectively.

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

The following table summarizes stock option activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,569,550	$9.53
Granted	—	—
Exercised	(16,471)	5.33
Cancelled	(3,258)	11.94
Outstanding at March 31, 2017	2,549,821	9.56
Vested and expected to vest at March 31, 2017	2,490,813	9.50
Exercisable at March 31, 2017	2,016,369	$8.93

Options that were exercisable as of March 31, 2017 had a remaining weighted average contractual term of 5.52 years, and an aggregate intrinsic value of $7,949,000. As of March 31, 2017, there were 2,549,821 stock options outstanding, which had a remaining weighted average contractual term of 5.97 years and an aggregate intrinsic value of $8,525,000. No stock options were granted during the three months ended March 31, 2017.

Restricted stock awards or units may be granted in connection with the hiring or retention of personnel and are subject to certain conditions. In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures. The Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2017 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	156	$11.19	1,766,123	$7.18
Granted	—	—	1,028,884	10.68
Vested	(156)	11.19	(320,081)	6.00
Cancelled	—	—	(20,766)	8.47
Unvested at March 31, 2017	—	$—	2,454,160	$8.79

As of March 31, 2017, all compensation expenses related to restricted stock awards has been recognized. The total fair value of restricted stock awards that vested during the three months ended March 31, 2017 and 2016 was $2,000 and $110,000, respectively.

As of March 31, 2017, there was $15,162,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.12 years. The total fair value of restricted stock units that vested during the three months ended March 31, 2017 and 2016 was $1,920,000 and $2,250,000, respectively.

The Company issued market-based stock units in February 2017 and February 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over a three-year period following the grant and continued service with the Company. As of March 31, 2017, there was $1,932,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.11 years. The Company’s market-based stock unit activity for the three months ended March 31, 2017 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	222,773	$7.34
Target units granted	243,561	13.82
Vested	—	—
Cancelled	—	—
Unvested at March 31, 2017	466,334	$10.53

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the three months ended March 31, 2017:

	Three Months Ended
	March 31,
	2017	2016
Expected volatility	54%	49%
Risk-free interest rate	1.50%	0.90%
Expected dividend	—%	—%
Weighted average fair value	$13.82	$4.94

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of March 31, 2017, there was $133,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of March 31, 2017, there were 267,839 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the three months ended March 31, 2017.

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

The computations of diluted net loss per share for the three month periods ended March 31, 2017 and 2016 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Options outstanding to purchase common stock	2,550	2,875
Other unvested equity awards	2,931	2,390
Total	5,481	5,265

4. Inventories
Inventory on hand as of March 31, 2017 and December 31, 2016 comprised the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$2,589	$2,171
Work-in-process	2,929	1,488
Finished goods	3,501	2,974
Total inventories	$9,019	$6,633

5. Property and Equipment, net
Property and equipment as of March 31, 2017 and December 31, 2016 comprised the following (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment — at cost:
Machinery and laboratory equipment	$10,245	$10,145
Instruments	10,662	9,869
Office equipment	1,742	1,714
Leasehold improvements	10,318	10,100
Total property and equipment — at cost	32,967	31,828
Less: accumulated depreciation	(14,485)	(13,560)
Property and equipment, net	$18,482	$18,268
Depreciation expense was $1,093,006 and $806,000 for the three months ended March 31, 2017 and 2016, respectively.

6. Intangible Assets, net
Intangible assets as of March 31, 2017 and December 31, 2016 comprised the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,250	$(1,704)	$2,546	$4,250	$(1,580)	$2,670
 Intellectual property licenses have a weighted average remaining amortization period of 5.15 years as of March 31, 2017. Amortization expense for these licenses was $124,000 and $94,000 for the three months ended March 31, 2017 and 2016, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2017	$373
2018	497
2019	497
2020	497
2021	497
Thereafter	185
Total	$2,546

7. Loan Payable
As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	10,000
Final fee obligation	878	400
Unamortized issuance costs	(932)	(585)
Total debt, net	19,946	19,815
Current portion of long-term debt	(7,685)	(7,935)
Long-term debt	$12,261	$11,880

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

On March 27, 2015, the Company borrowed $10,000,000 pursuant to Term Loan A. The Term Loans will accrue interest at a rate equal to, (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until March 1, 2017 or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019, or the Maturity Date.

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

In March 2016, the Company entered into an additional amendment to the LSA, pursuant to which the parties adjusted the date by which the Company must satisfy the funding requirements in respect of Term Loan B.

In June 2016, the Company borrowed an additional $10,000,000 pursuant to Term Loan B following the satisfaction of regulatory requirements necessary to CE Mark the Company’s ePlex system in Europe.

In July 2016, the Company entered into an additional amendment to the LSA pursuant to which the lenders reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

In February 2017, the Company entered into an additional amendment to the LSA with Solar Capital Partners and certain other financial institutions party thereto, as lenders, pursuant to which the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied. In addition, the parties agreed to extend the Interest-Only Period in respect of amounts already borrowed under Term Loan A and Term Loan B, and the amount, if any, borrowed pursuant to Term Loan C, until June 1, 2017. The parties also agreed that the Company has the option to further extend the Interest-Only Period until August 1, 2017, and subsequently to March 1, 2018, subject in each case to the satisfaction of certain conditions.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of March 31, 2017, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of March 31, 2017, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of March 31, 2017 and December 31, 2016, the Company had $932,000 and $585,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the three months ended March 31, 2017 and 2016, amortization of debt issuance costs was $151,000 and $92,000, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of March 31, 2017.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $409,000 and $387,000 for the three months ended March 31, 2017 and 2016, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of March 31, 2017 and December 31, 2016 was $4,005,000 and $4,097,000, respectively.

As of March 31, 2017, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2017	$1,252
2018	1,792
2019	1,913
2020	1,972
2021	1,372
Thereafter	1,366
Total	$9,667

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$242	$—	$—	$242
Corporate notes and bonds	—	9,007	—	9,007
U.S. government and agency securities	—	1,500	—	1,500
Commercial paper	—	500	—	500
Total	$242	$11,007	$—	$11,249

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$556	$—	$—	$556
Corporate notes and bonds	—	18,821	—	18,821
U.S. government and agency securities	—	3,503	—	3,503
Commercial paper	—	3,283	—	3,283
Total	$556	$25,607	$—	$26,163
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
10. Investments
The following table summarizes the Company’s marketable securities as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$9,017	$—	$(10)	$9,007
U.S. government and agency securities	1,502	—	(2)	1,500
Commercial paper	500	—	—	500
Total	$11,019	$—	$(12)	$11,007

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,846	$—	$(25)	$18,821
U.S. government and agency securities	3,506	—	(3)	3,503
Commercial paper	3,283	—	—	3,283
Total	$25,635	$—	$(28)	$25,607

The following table summarizes the maturities of the Company’s marketable securities as of March 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,019	$11,007
Due after one year through two years	—	—
Total	$11,019	$11,007

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

As of March 31, 2017, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $1,000 for the three months ended March 31, 2017.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of March 31, 2017, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

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

Overview
GenMark was formed by Osmetech plc, or Osmetech, as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. Immediately prior to the closing of the initial public offering, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization under the applicable laws of the United Kingdom. Following the reorganization, Osmetech became a wholly-owned subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure. The liquidation of Osmetech was competed in the fourth quarter of 2013.

We currently develop and commercialize high-value, simple to perform, clinically relevant multiplex molecular tests based on our proprietary eSensor electrochemical detection technology. We currently sell our XT-8 instrument and related diagnostic and research tests, as well as certain custom manufactured reagents, which collectively we refer to as our XT-8 system. Our XT-8 system supports a broad range of molecular tests with a compact and easy-to-use workstation and disposable test cartridges. In addition, we have developed and are commercializing our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel. We intend to offer a number of additional associated diagnostic tests for use with our ePlex instrument, which we collectively refer to as our ePlex system.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the three months ended March 31, 2017 and 2016 were approximately $13,917,000 and $12,958,000, respectively. As of March 31, 2017, we had an accumulated deficit of $369,188,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to develop and commercialize our ePlex system and additional diagnostic tests, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

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

In addition, we have commercially launched in Europe our sample-to-answer ePlex system, which integrates automated nucleic acid extraction and amplification with our eSensor detection technology to enable operators using ePlex to place a raw or a minimally prepared patient sample directly into our test cartridge and obtain results without any additional steps. This sample-to-answer capability is enabled by the robust nature of our eSensor detection technology, which is not impacted to the same degree by sample impurities that we believe hinder competing technologies. We have designed our ePlex system to further simplify workflow and provide powerful, cost-effective molecular diagnostics solutions to a significantly expanded group of hospitals and reference laboratories. We obtained CE Mark for our ePlex system and RP Panel in June 2016, and filed 510(k) applications with the FDA for the ePlex instrument and RP Panel in December 2016. In addition, during 2017, we intend to complete the development of, CE Mark, and submit 510(k) applications to the FDA our ePlex blood culture identification (BCID) family of panels, which are specifically the gram-positive (BCID-GP), gram-negative (BCID-GN), and fungal pathogen (BCID-FP) panels. On April 20, 2017, we achieved CE Mark for BCID-FP. We are actively evaluating the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

Revenue
Revenue from operations includes product sales, principally of our diagnostic tests. We primarily place our instruments with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to three years. We also offer our instruments for sale.

Revenue also includes licensing revenue from the out-licensing of our electrochemical detection technology. We may enter into additional sublicenses of our technology generating additional revenue, but do not anticipate that this will provide a significant portion of our future revenue.

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable tests, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer and product technical support. We manufacture our test cartridges in our facility and have recently invested in significant capacity for expansion. Any potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic tests; however, we expect our gross margins related to our product sales to increase as production volumes, manufacturing efficiencies, improved procurement practices, instrument reliability increases and other improvements decrease costs as a percentage of sales.

Sales and Marketing Expenses
Sales and marketing expenses include costs associated with our direct sales force, sales management, marketing, technical support and business development activities. These expenses primarily consist of salaries, commissions, benefits, stock-based compensation, travel, advertising, promotions, product samples and trade show expenses. We expect sales and marketing expenses to increase as we scale-up our domestic and international commercial efforts and expand our customer base.

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

Results of Operations — Three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$12,535	$11,064	$1,471	13%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended March 31, 2017 was primarily due to higher consumables revenues of $11,982,000 compared to $10,770,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales to an expanding customer base. Pricing changes did not have an impact on revenue during the current quarter. Additionally, during the three months ended March 31, 2017 instrument revenue increased $315,000 compared to the same period of the prior year.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of Revenue	$6,352	$4,375	$1,977	45%
Gross Profit	$6,183	$6,689	$(506)	(8)%
The increase in cost of revenue for the three months ended March 31, 2017, compared to the same period of the prior year, was primarily related to the increase in consumables revenue in the current period. Increases in our cost of revenue were attributable to product costs of $958,000 corresponding to volume increases, increased product warranty expense of $235,000, increased product support expenses of $859,000, and increased overhead expenses of $424,000, partially offset by increased production efficiencies of $734,000.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and Marketing	$4,693	$3,709	$984	27%

Sales and marketing expenses are primarily comprised of employee-related expenses for our domestic and international commercial organization, marketing communication and trade show expenses. The increase in sales and marketing expense for the three months ended March 31, 2017, when compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $702,000 and increased marketing expenses of $91,000.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and Administrative	$4,011	$3,419	$592	17%
The increase in general and administrative expense for the three months ended March 31, 2017, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $624,000, including a $352,000 increase in stock-based compensation expense, and an increase in outside services expenses of $129,000, partially offset by a decrease in audit and tax expenses of $290,000.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and Development	$11,035	$12,269	$(1,234)	(10)%
The decrease in research and development expense for the three months ended March 31, 2017, compared to the same period of the prior year, was primarily driven by a decrease in ePlex instrument development expenses of $2,726,000, partially offset by an increase in supplies and prototype materials utilized by our assay development teams of $1,798,000.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other Income (Expense)	$(360)	$(215)	$(145)	67%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, and interest expense related to debt.
The change in other income (expense) for the three months ended March 31, 2017, compared to the same period of the prior year, was primarily due to an increase in interest expense of $229,000 on amounts due under our credit facility, partially offset by an increase in unrealized gains on marketable securities.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$1	$35	$(34)	(97)%
Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of March 31, 2017, we had $21,060,000 of working capital, including $24,185,000 in cash, cash equivalents, and marketable securities.

We expect that our operating expenses will continue to increase to support our anticipated revenue growth, and as a result, we may need additional capital to fund these operations. We expect to draw $15,000,000 on our current debt facility once we receive clearance by the U.S. Food and Drug Administration, or the FDA, of our ePlex instrument and Respiratory Pathogen (RP) Panel. We expect that the proceeds from this debt financing, together with our existing cash, cash equivalents and marketable securities as of March 31, 2017, will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	March 31,
Three months ended (in thousands):	2017	2016
Net cash used in operating activities	$(15,565)	$(6,043)
Net cash used in investing activities	12,708	(1,766)
Net cash provided by financing activities	62	330
Effect of exchange rate on cash	14	7
Net increase (decrease) in cash and cash equivalents	$(2,781)	$(7,472)

Cash flows used in operating activities
Net cash used in operating activities increased $9,522,000 for the three months ended March 31, 2017 compared to the same period of the prior year. The increase in cash used in operating activities was primarily due to an increase of $9,534,000 from changes in operating assets and liabilities and a $959,000 increase in net loss. The main drivers in the change in operating assets and liabilities included decreases in accounts payables and accrued compensation, and increases in inventories and accounts receivable.

Cash flows used in investing activities
Net cash used in investing activities increased by $14,474,000 for the three months ended March 31, 2017, compared to the same period of the prior year, primarily due to an increase in net proceeds of marketable securities of $13,896,000, partially offset by an increase of purchases of property and equipment of $922,000 to support the commercialization of ePlex.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $268,000 for the three months ended March 31, 2017, compared to the same period of the prior year, primarily due to a decrease in proceeds from the exercise of employee stock options of $257,000.

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
• an additional $10,000,000, subject to our satisfaction of regulatory requirements necessary to CE Mark our ePlex system in Europe by a specified date, which we borrowed in June 2016.
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

In September, 2015, we entered into a first amendment to the LSA, pursuant to which the lenders internally reallocated certain funding commitments under the LSA between the lenders (but did not increase or reduce the aggregate amount of such commitments), and the parties adjusted certain of our administrative financial reporting obligations and the dates by which certain future funding requirements must be satisfied.

In March 2016, we entered into an additional amendment to the LSA, pursuant to which the parties adjusted the date by which we must satisfy the funding requirements in respect of Term Loan B.

In July 2016, we entered into an additional amendment to the LSA pursuant to which the lenders reallocated certain funding commitments under the LSA between the lenders, and the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied.

In February 2017, we entered into an additional amendment to the LSA with Solar Capital Partners and certain other financial institutions party thereto, as lenders, pursuant to which the parties extended the date by which the future funding requirements in respect of Term Loan C must be satisfied. In addition, the parties agreed to extend the Interest-Only Period in respect of amounts already borrowed under Term Loan A and Term Loan B, and the amount, if any, borrowed pursuant to Term Loan C, until June 1, 2017. The parties also agreed that we have the option to further extend the Interest-Only Period until August 1, 2017, and subsequently to March 1, 2018, subject in each case to the satisfaction of certain conditions.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at March 31, 2017.

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

Contractual Obligations
As of March 31, 2017, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

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

There have been no material changes in our market risks during the quarter ended March 31, 2017.
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

Interest Rate Risk
As of March 31, 2017, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors during the three months ended March 31, 2017. For additional information regarding risk factors, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

GENMARK DIAGNOSTICS, INC.

Date:	May 2, 2017	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2017	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2014).
10.1	The GenMark Diagnostics Inc. 2017 Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 24, 2017).†
10.2
Second Amendment to Loan and Security Agreement dated as of February 27, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders.+

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