Form 10-Q
period 2017-06-30
GenMark Diagnostics, Inc.
filed 2017-08-01
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on July 28, 2017, was 54,667,417.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$88,427	$15,959
Marketable securities	18,091	25,607
Accounts receivable, net of allowances of $2,773 and $2,740, respectively	7,268	9,048
Inventories	7,105	6,633
Prepaid expenses and other current assets	1,324	1,202
Total current assets	122,215	58,449
Property and equipment, net	19,778	18,268
Intangible assets, net	2,923	2,670
Restricted cash	758	758
Other long-term assets	179	179
Total assets	$145,853	$80,324
Current liabilities
Accounts payable	$6,665	$8,703
Accrued compensation	4,502	5,650
Loan payable	19,275	7,935
Other current liabilities	3,557	4,133
Total current liabilities	33,999	26,421
Long-term liabilities
Deferred rent	3,378	3,652
Long-term debt	14,901	11,880
Other non-current liabilities	222	220
Total liabilities	52,500	42,173
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 54,665 and 46,554 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6	4
Additional paid-in capital	480,507	393,322
Accumulated deficit	(387,176)	(355,270)
Accumulated other comprehensive income	16	95
Total stockholders’ equity	93,353	38,151
Total liabilities and stockholders’ equity	$145,853	$80,324

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Product revenue	$12,291	$12,425	$24,761	$23,384
License and other revenue	68	87	133	192
Total revenue	12,359	12,512	24,894	23,576
Cost of revenue	7,475	4,720	13,827	9,095
Gross profit	4,884	7,792	11,067	14,481
Operating expenses
Sales and marketing	5,159	3,300	9,853	7,009
General and administrative	3,978	3,876	7,988	7,296
Research and development	13,014	13,204	24,049	25,472
Total operating expenses	22,151	20,380	41,890	39,777
Loss from operations	(17,267)	(12,588)	(30,823)	(25,296)
Other income (expense)
Interest income	54	26	106	55
Interest expense	(755)	(308)	(1,261)	(585)
Other income	56	(42)	151	(9)
Total other expense	(645)	(324)	(1,004)	(539)
Loss before provision for income taxes	(17,912)	(12,912)	(31,827)	(25,835)
Income tax expense	77	(5)	78	31
Net loss	$(17,989)	$(12,907)	$(31,905)	$(25,866)
Net loss per share, basic and diluted	$(0.37)	$(0.30)	$(0.67)	$(0.60)
Weighted average number of shares outstanding, basic and diluted	48,067	42,864	47,460	42,768
Other comprehensive loss
Net loss	$(17,989)	$(12,907)	$(31,905)	$(25,866)
Foreign currency translation adjustments	3	(34)	94	13
Net unrealized gains (losses) on marketable securities, net of tax	1	(5)	(15)	(21)
Comprehensive loss	$(17,985)	$(12,946)	$(31,826)	$(25,874)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(31,905)	$(25,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,454	1,791
Amortization of premiums on investments	30	35
Amortization of deferred debt issuance costs	493	169
Stock-based compensation	5,602	4,540
Provision for bad debt	32	23
Non-cash inventory adjustments	565	92
Other non-cash adjustments	(123)	19
Changes in operating assets and liabilities:
Accounts receivable	1,795	1,406
Inventories	(2,563)	306
Prepaid expenses and other assets	(119)	(721)
Accounts payable	(3,134)	1,289
Accrued compensation	(1,170)	1,119
Other liabilities	(124)	303
Net cash used in operating activities	(28,167)	(15,495)
Investing activities
Payments for intellectual property licenses	—	(800)
Purchases of property and equipment	(2,535)	(2,404)
Purchases of marketable securities	(10,496)	(2,532)
Proceeds from sales of marketable securities	13,896	—
Maturities of marketable securities	4,100	4,650
Net cash provided by (used in) investing activities	4,965	(1,086)
Financing activities
Proceeds from issuance of common stock	86,835	449
Costs incurred in conjunction with stock issuance	(5,171)	—
Principal repayment of borrowings	(964)	(17)
Proceeds from borrowings	15,000	10,000
Costs associated with debt issuance	(187)	(30)
Proceeds from stock option exercises	170	352
Net cash provided by financing activities	95,683	10,754
Effect of exchange rate changes on cash	(13)	3
Net increase (decrease) in cash and cash equivalents	72,468	(5,824)
Cash and cash equivalents at beginning of period	15,959	35,385
Cash and cash equivalents at end of period	$88,427	$29,561
Non-cash investing and financing activities
Transfer of instruments from (to) property and equipment into (from) inventory	$(1,534)	$42
Property and equipment costs included in accounts payable	713	588
Intellectual property acquisitions included in other current liabilities	500	—
Supplemental cash flow disclosures
Cash paid for income taxes, net	54	13
Cash received for interest	187	51
Cash paid for interest	574	408

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

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $387,176,000 as of June 30, 2017. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of June 30, 2017, the Company had available cash, cash equivalents, and marketable securities of $106,518,000 and working capital of $88,216,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for one year after the date the financial statements are issued.

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

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included in the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. Early adoption is permitted. The Company will adopt ASU 2016-18 in the first quarter of 2018 and the impact of adoption will result in a beginning and ending cash balance increase of approximately $758,000. The Company does not anticipate a material impact in the cash flow resulting from fluctuations in the restricted cash balance.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company's adoption of this guidance in the first quarter of 2017 resulted in excess tax benefits for which a benefit could not be previously recognized of approximately $1,979,000. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings, including a corresponding change to the valuation allowance. Due to the full valuation allowance on the Company's U.S. deferred tax assets, there was no impact to the Consolidated Financial Statements as a result of adoption. The Company continues to record stock-based compensation expense net of estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019, with early adoption permitted. The Company believes that adoption will modify its analysis and disclosures of lease agreements considering operating agreements are a significant portion of the Company's total lease commitments. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures of revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard from periods beginning after December 15, 2016 to December l5, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company performed a preliminary assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. The Company is now assessing what impact the change in standard will have on those deliverables. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company believes the adoption will modify the way the Company analyzes contracts, but it does not anticipate a material impact on results of operations. The Company will adopt the new standard beginning January 2018.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of June 30, 2017, held as security for the Company’s letter of credit with Banc of California.

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

Machinery and laboratory equipment	3 - 5 years
Instruments	4 - 5 years
Office equipment	3 -7 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset

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

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the six months ended June 30, 2017 and 2016, aggregate stock-based compensation expense was $5,602,000 and $4,540,000, respectively.

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
• Expected Dividend. The valuation methods requires a single expected dividend yield as an input. The Company assumed no dividends as it has never paid dividends and has no current plans to do so.
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

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,569,550	$9.53
Granted	—	$—
Exercised	(23,555)	$7.21
Cancelled	(5,291)	$11.67
Outstanding at June 30, 2017	2,540,704	$9.55
Vested and expected to vest at June 30, 2017	2,499,263	$9.51
Exercisable at June 30, 2017	2,092,512	$9.06

Options that were exercisable as of June 30, 2017 had a remaining weighted average contractual term of 5.34 years, and an aggregate intrinsic value of $6,472,000. As of June 30, 2017, there were 2,540,704 stock options outstanding, which had a remaining weighted average contractual term of 5.72 years and an aggregate intrinsic value of $6,830,000. No stock options were granted during the six months ended June 30, 2017.

Restricted stock awards or units may be granted in connection with the hiring or retention of personnel and are subject to certain conditions. In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures. The Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2017 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	156	$11.19	1,766,123	$7.18
Granted	—	$—	1,111,130	$10.85
Vested	(156)	$11.19	(493,697)	$6.55
Cancelled	—	$—	(56,977)	$9.03
Unvested at June 30, 2017	—	$—	2,326,579	$9.02

As of June 30, 2017, all compensation expense related to restricted stock awards has been recognized. The total fair value of restricted stock awards that vested during the six months ended June 30, 2017 and 2016 was $2,000 and $138,000, respectively.

As of June 30, 2017, there was $14,593,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.97 years. The total fair value of restricted stock units that vested during the six months ended June 30, 2017 and 2016 was $3,235,000 and $3,712,000, respectively.

The Company issued market-based stock units in February 2017 and February 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over a three-year period following the grant and continued service with the Company. As of June 30, 2017, there was $1,769,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.86 years. The Company’s market-based stock unit activity for the six months ended June 30, 2017 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	150,871	$11.10
Units granted	166,434	$13.82
Vested	—	$—
Cancelled	—	$—
Unvested at June 30, 2017	317,305	$12.53

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the six months ended June 30, 2017:

	Six Months Ended
	June 30,
	2017	2016
Expected volatility	54%	49%
Risk-free interest rate	1.50%	0.90%
Expected dividend	—%	—%
Weighted average fair value	$13.82	$4.94

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of June 30, 2017, there was $133,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of June 30, 2017, there were 207,183 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the six months ended June 30, 2017.

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

The computations of diluted net loss per share for the three and six month periods ended June 30, 2017 and 2016 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options outstanding to purchase common stock	2,541	2,747	2,541	2,747
Other unvested equity awards	2,655	2,101	2,655	2,101
Total	5,196	4,848	5,196	4,848

4. Inventories
Inventory on hand as of June 30, 2017 and December 31, 2016 comprised the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,558	$2,171
Work-in-process	2,249	1,488
Finished goods	2,298	2,974
Total inventories	$7,105	$6,633

5. Property and Equipment, net
Property and equipment as of June 30, 2017 and December 31, 2016 comprised the following (in thousands):

	June 30, 2017	December 31, 2016
Property and equipment — at cost:
Machinery and laboratory equipment	$11,928	$10,145
Instruments	11,286	9,869
Office equipment	1,751	1,714
Leasehold improvements	10,318	10,100
Total property and equipment — at cost	35,283	31,828
Less: accumulated depreciation	(15,505)	(13,560)
Property and equipment, net	$19,778	$18,268
Depreciation expense was $1,114,000 and $797,000 for the three months ended June 30, 2017 and 2016, respectively, and was $2,207,000 and $1,603,000 for the six months ended June 30, 2017 and 2016, respectively.

6. Intangible Assets, net
Intangible assets as of June 30, 2017 and December 31, 2016 comprised the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(1,827)	$2,923	$4,250	$(1,580)	$2,670

In July 2012, the Company entered into a development collaboration and license agreement with Advanced Liquid Logic, Inc., or ALL, which was acquired by Illumina, Inc. in July 2013. Under the terms of the agreement, the Company established a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with the Company’s electrochemical detection technology. During the six months ended June 30, 2017, the Company satisfied certain commercial milestones under this agreement requiring a payment of $500,000 recorded as an addition to licensed intellectual property.

Intellectual property licenses have a weighted average remaining amortization period of 4.93 years as of June 30, 2017. Amortization expense for these licenses was $123,000 and $94,000 for the three months ended June 30, 2017 and 2016, respectively, and was $247,000 and $188,000 for the six months ended June 30, 2017 and 2016, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2017	$298
2018	593
2019	593
2020	593
2021	593
Thereafter	253
Total	$2,923

7. Loan Payable
As of June 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	10,000
Term Loan C - 7.4% principal	15,000	—
Final fee obligation	1,537	400
Repayment of principal	(952)	—
Unamortized issuance costs	(1,409)	(585)
Total debt, net	34,176	19,815
Current portion of long-term debt	(19,275)	(7,935)
Long-term debt	$14,901	$11,880
Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000. Under the terms of the LSA, the Company may, subject to certain conditions, borrow:
• $10,000,000 on or before March 31, 2015, or Term Loan A;
• an additional $10,000,000, or Term Loan B, subject to the Company’s satisfaction of regulatory requirements necessary to CE Mark its ePlex system in Europe by a specified date; and
• an additional $15,000,000, or Term Loan C, and together with Term Loan A and Term Loan B, the Term Loans, subject to the Company’s satisfaction of U.S. Food and Drug Administration 510(k) market clearance for the sale of the Company’s ePlex system in the United States by a specified date.

In March 2015, the Company borrowed $10,000,000 pursuant to Term Loan A; in July 2016, the Company borrowed $10,000,000 pursuant to Term Loan B; and in June 2017, the Company borrowed $15,000,000 pursuant to Term Loan C. The Term Loans will accrue interest at a rate equal to, (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company was only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until June 15, 2017, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019, or the Maturity Date.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of June 30, 2017, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of June 30, 2017, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of June 30, 2017 and December 31, 2016, the Company had $1,409,000 and $585,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $342,000 and $78,000, for the three months ended June 30, 2017 and 2016, respectively, and was $493,000 and $169,000, for the six months ended June 30, 2017 and 2016, respectively. Amortization of debt issuance costs is included as interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of June 30, 2017.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $403,000 and $596,000 for the three months ended June 30, 2017 and 2016, respectively, and was $812,000 and $983,000 for the six months ended June 30, 2017 and 2016, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of June 30, 2017 and December 31, 2016 was $3,897,000 and $4,097,000, respectively.

As of June 30, 2017, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2017	$844
2018	1,792
2019	1,913
2020	1,972
2021	1,372
Thereafter	1,366
Total	$9,259

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$75,191	$—	$—	$75,191
Corporate notes and bonds	—	16,591	—	16,591
U.S. government and agency securities	—	1,500	—	1,500
Commercial paper	—	—	—	—
Total	$75,191	$18,091	$—	$93,282

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (cash equivalents)	$556	$—	$—	$556
Corporate notes and bonds	—	18,821	—	18,821
U.S. government and agency securities	—	3,503	—	3,503
Commercial paper	—	3,283	—	3,283
Total	$556	$25,607	$—	$26,163
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
10. Investments
The following table summarizes the Company’s marketable securities as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$16,603	$—	$(12)	$16,591
U.S. government and agency securities	1,501	—	(1)	1,500
Commercial paper	—	—	—	—
Total	$18,104	$—	$(13)	$18,091

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,846	$—	$(25)	$18,821
U.S. government and agency securities	3,506	—	(3)	3,503
Commercial paper	3,283	—	—	3,283
Total	$25,635	$—	$(28)	$25,607

The following table summarizes the maturities of the Company’s marketable securities as of June 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,104	$18,091
Due after one year through two years	—	—
Total	$18,104	$18,091

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

As of June 30, 2017, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $77,000 for the three months ended June 30, 2017 and an income tax benefit of $5,000 for the three months ended June 30, 2016, and income tax expense of $78,000 and $31,000 for the six months ended June 30, 2017 and 2016, respectively.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of June 30, 2017, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to its legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where the Company has operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2017 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview
GenMark Diagnostics, Inc, or GenMark, was formed by Osmetech plc, or Osmetech, as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. Immediately prior to the closing of the initial public offering, GenMark acquired all of the outstanding ordinary shares of Osmetech in a reorganization under the applicable laws of the United Kingdom. Following the reorganization, Osmetech became a wholly-owned subsidiary controlled by GenMark, and the former shareholders of Osmetech received shares of GenMark. Any historical discussion of GenMark relates to Osmetech and its consolidated subsidiaries prior to the reorganization. In September 2012, GenMark placed Osmetech into liquidation to simplify its corporate structure. The liquidation of Osmetech was competed in the fourth quarter of 2013.

We currently develop and commercialize high-value, simple to perform, clinically relevant multiplex molecular tests based on our proprietary eSensor electrochemical detection technology. We currently sell our XT-8 instrument, which received 510(k) market clearance from the U.S. Food and Drug Administration, or the FDA, in July 2008, and related diagnostic and research tests, as well as certain custom manufactured reagents, which collectively we refer to as our XT-8 system. Our XT-8 system supports a broad range of molecular tests with a compact and easy-to-use workstation and disposable test cartridges. In June 2016, we obtained CE Mark for our ePlex instrument and ePlex Respiratory Pathogen (RP) Panel; in April 2017, we obtained CE Mark for our ePlex Blood Culture Identification (BCID) Fungal Pathogen (FP) Panel; and in June 2017, we obtained CE Mark for our ePlex BCID Gram-Positive (GP) Panel and BCID Gram-Negative (GN) Panel.  Additionally, in June 2017 we received 510(k) market clearance from the FDA for both our ePlex instrument and RP Panel. We intend to offer a number of additional associated diagnostic tests for use with our ePlex instrument, which we collectively refer to as our ePlex system.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2017 and 2016 were approximately $31,905,000 and $25,866,000, respectively. As of June 30, 2017, we had an accumulated deficit of $387,176,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to further develop diagnostic tests for our ePlex system, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

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

In addition, we offer our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel for sale in the United States and Europe. We have also obtained CE Mark for our ePlex BCID-FP Panel, ePlex BCID-GP Panel, and ePlex BCID-GN Panel. We intend to submit 510(k) applications to the FDA for all three of our ePlex BCID panels in 2017 and we continue to actively evaluate the development of additional assay panels that we believe will meet important unmet clinical needs, which our ePlex system is uniquely positioned to address.

Revenue
Revenue from operations includes product sales, principally of our diagnostic tests. We sell our instruments and place our instruments with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to three years.

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

Sales and Marketing Expenses
Sales and marketing expenses include costs associated with our direct sales force, sales management, marketing, technical support and business development activities. These expenses primarily consist of salaries, commissions, benefits, stock-based compensation, travel, advertising, promotions, product samples and trade show expenses. We expect sales and marketing expenses to continue to increase as we scale-up our domestic and international commercial efforts and expand our customer base.

Research and Development Expenses
Research and development expenses primarily include costs associated with the development of our ePlex system and its expanding test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, costs of consumables and materials used in product development, contract research organization costs, clinical studies and facility costs. We expense all research and development costs in the periods in which they are incurred.

General and Administrative Expenses
Our general and administrative expenses include costs associated with our executive, accounting and finance, compliance, information technology, legal, facilities, human resource, administrative and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, insurance, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

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

Results of Operations — Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$12,359	$12,512	$(153)	(1)%	$24,894	$23,576	$1,318	6%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The decrease in revenue for the three months ended June 30, 2017 was primarily due to lower consumables revenues of $11,563,000 compared to $12,199,000 for the same period of the prior year, partially offset by an increase in our instrument revenues of $512,00 when compared to the same period of the prior year. The decrease in consumables revenue was primarily driven by a decrease in the purchases of our infectious disease assays. Pricing changes did not have a material impact on revenue during the current quarter.
The increase in revenue for the six months ended June 30, 2017 was primarily due to higher consumables revenues of $23,544,000 compared to $22,970,000 for the same period of the prior year. This increase in consumables revenue was primarily driven by an increased volume of infectious disease assay sales to an expanding customer base. Pricing changes did not have a material impact on revenue for the six month period. Additionally, during the six months ended June 30, 2017 our instrument revenue increased $827,000 when compared to the same period of the prior year.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of Revenue	$7,475	$4,720	$2,755	58%	$13,827	$9,095	$4,732	52%
Gross Profit	$4,884	$7,792	$(2,908)	(37)%	$11,067	$14,481	$(3,414)	(24)%
The increase in cost of revenue for the three months ended June 30, 2017, compared to the same period of the prior year, was primarily related to increased production-related investments associated with manufacturing scale-up for commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $497,000, increased product warranty expense of $211,000, increased product support expenses of $696,000, increased overhead expenses of $702,000, and a decrease in production efficiencies of $558,000.
The increase in cost of revenue for the six months ended June 30, 2017, compared to the same period of the prior year, was primarily related to increased production and production-related investments associated with manufacturing scale-up for commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $1,473,000 corresponding to volume increases, increased product warranty expense of $252,000, increased product support expenses of $1,554,000, increased inventory reserve expense of $341,000, and increased overhead expenses of $1,125,000, partially offset by increased production efficiencies of $196,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and Marketing	$5,159	$3,300	$1,859	56%	$9,853	$7,009	$2,844	41%

The increase in sales and marketing expense for the three months ended June 30, 2017, when compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $1,237,000, increased travel expenses of $159,000, increased supplies and equipment of $203,000, and increased marketing expenses of $175,000 associated with the commercial launch of the ePlex system.
The increase in sales and marketing expense for the six months ended June 30, 2017, when compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $1,939,000, increased travel expenses of $225,000, increased supplies and equipment of $295,000, and increased marketing expenses of $257,000 associated with the commercial launch of the ePlex system.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and Administrative	$3,978	$3,876	$102	3%	$7,988	$7,296	$692	9%
The increase in general and administrative expense for the three months ended June 30, 2017, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $263,000, including a $186,000 increase in stock-based compensation expense, partially offset by a decrease in rent expenses of $185,000 due to the timing of lease incentives.
The increase in general and administrative expense for the six months ended June 30, 2017, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $887,000, including a $539,000 increase in stock-based compensation expense, partially offset by a decrease in audit and tax expenses of $177,000 due to timing of services provided.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and Development	$13,014	$13,204	$(190)	(1)%	$24,049	$25,472	$(1,423)	(6)%
The decrease in research and development expense for the three months ended June 30, 2017, compared to the same period of the prior year, was primarily driven by a decrease in ePlex instrument development expenses of $2,219,000 and a decrease in outside services of $351,000, partially offset by an increase in supplies and prototype materials utilized by our assay development teams of $2,494,000.
The decrease in research and development expense for the six months ended June 30, 2017, compared to the same period of the prior year, was primarily driven by a decrease in ePlex instrument development expenses of $4,481,000, a decrease in clinical trial expense of $312,000 due to the timing of trials, and a decrease in outside services of $815,000, partially offset by an increase in supplies and prototype materials utilized by our assay development teams of $4,292,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other Income (Expense)	$(645)	$(324)	$(321)	99%	$(1,004)	$(539)	$(465)	86%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.
The change in other income (expense) for the three months ended June 30, 2017, compared to the same period of the prior year, was primarily due to an increase in interest expense of $447,000 on amounts due under our credit facility, partially offset by an increase in unrealized gains related to foreign currency remeasurement.

The change in other income (expense) for the six months ended June 30, 2017, compared to the same period of the prior year, was primarily due to an increase in interest expense of $676,000 on amounts due under our credit facility, partially offset by an increase in unrealized gains related to foreign currency remeasurement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax expense (benefit)	$77	$(5)	$82	(1,640)%	$78	$31	$47	152%
Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2017, we had $88,216,000 of working capital, including $106,518,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operations for at least the next 12 months.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	June 30,
Six months ended (in thousands):	2017	2016
Net cash used in operating activities	$(28,167)	$(15,495)
Net cash provided by (used in) investing activities	4,965	(1,086)
Net cash provided by financing activities	95,683	10,754
Effect of exchange rate on cash	(13)	3
Net increase (decrease) in cash and cash equivalents	$72,468	$(5,824)

Cash flows used in operating activities
Net cash used in operating activities increased $12,672,000 for the six months ended June 30, 2017 compared to the same period of the prior year. The increase in cash used in operating activities was primarily due to an increase of $9,017,000 from changes in operating assets and liabilities and a $6,039,000 increase in net loss, partially offset by non-cash adjustments of $2,384,000. The main factors affecting the change in operating assets and liabilities included increases in accounts payables, accrued compensation, and inventories, partially offset by a decrease in accounts receivable.

Cash flows used in investing activities
Net cash provided by investing activities increased by $6,051,000 for the six months ended June 30, 2017, compared to the same period of the prior year, primarily due to an increase in net proceeds from the purchases, maturities, and sale of marketable securities of $5,382,000, partially offset by an decrease in intellectual property milestone payments of $800,000.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $84,929,000 for the six months ended June 30, 2017, compared to the same period of the prior year, primarily due to proceeds from sale of common stock of $86,835,000 and increase in proceeds from debt issuance of $5,000,000, partially offset by an increase in the repayments of principal borrowings of $947,000 and costs associated with our sale of common stock of $5,171,000.

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
• an additional $15,000,000, subject to our satisfaction of FDA 510(k) market clearance for the sale of our ePlex system in the United States by a specified date, which we borrowed in June 2017; and
• up to $5,000,000 in the form of a revolving loan, which is subject to a defined borrowing base as set forth in the LSA.

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

Common Stock Equity Offering
On June 13, 2017, we entered into an Underwriting Agreement, or the Underwriting Agreement, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as joint book-running managers and as representatives of the underwriters, or the Underwriters, relating to the issuance and sale of 6,382,978 shares of our common stock, or the Offering. The price to the public in the Underwriting Agreement was $11.75 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 957,446 shares of our common stock.

The Offering was completed on June 19, 2017, pursuant to which we sold a total of 7,340,424 shares of our common stock for gross proceeds of $86,250,000. We incurred $5,175,000 in related transaction costs, comprised of underwriting discounts and commissions paid in accordance with the Underwriting Agreement, and approximately $245,000 in additional miscellaneous offering expenses.

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at June 30, 2017.

Contractual Obligations
As of June 30, 2017, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.

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

There have been no material changes in our market risks during the six months ended June 30, 2017.
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

Interest Rate Risk
As of June 30, 2017, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

We may not successfully commercialize our ePlex system at the levels we anticipate.*

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful international and domestic commercialization of our ePlex system at the levels we project. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, and other attributes. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•	our ability to manage the risks associated with scaling our manufacturing operations;

•	our and our supplier's ability to consistently manufacture highly complex products that deliver valid and accurate results at the level required for large-scale market adoption;

•	product reliability;

•	overall market acceptance;

•	our ability to offer a broad test menu at a competitive price;

•	the effective management of purchase and supply commitments and inventory levels in line with anticipated product demand;

•	the availability of products in appropriate quantities and at expected costs to meet anticipated demand and drive market adoption; and

•	increased repair or re-engineering costs due to product returns or warranty claims.

If we are unsuccessful in effectively commercializing our ePlex system at the levels we project within our expected time frame, or at all, our investment in anticipation of growth that does not materialize, or which develops more slowly than we expect, may harm our financial results, reduce our cash balances, and result in overcapacity, which may adversely affect our business and future prospects.

Our financial results will depend on the acceptance and increased demand among our target customers and the medical community of our molecular diagnostic technologies and products.

Our future success depends on the belief by our target customers and the medical community that our molecular diagnostic products, including our ePlex instrument and test menu, are a reliable, medically-relevant, accurate and cost-effective replacement for other diagnostic testing methods. Our business success depends on our ability to convince our target customers to perform these tests internally with our products if they have historically outsourced their testing needs or have historically used non-molecular methods to perform such testing, or to replace their current molecular testing platforms with our system and its related test offerings.

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

We anticipate that we will face increased competition in the future as new companies enter the market with new technologies, our competitors improve their current products and expand their menu of diagnostic tests, and as we expand our operations internationally. Many of our current and potential competitors have greater name recognition, more substantial intellectual property portfolios, longer operating histories, additional test menu, significantly greater resources to invest in new technologies, more substantial experience in new product development, greater regulatory expertise, and more extensive manufacturing and distribution capabilities. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis.

We may not expand sales of our ePlex system outside the United States at the levels we anticipate.*

In June 2016, we obtained CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex RP Panel; in April 2017, we obtained CE Mark for our ePlex BCID-FP Panel; and in June 2017, we obtained CE Mark for our ePlex BCID-GP Panel and BCID-GN Panel. We are commercializing our ePlex system in Europe utilizing a direct sales and technical support team in certain key European countries, which we have augmented with a third party logistics provider that is responsible for managing the international delivery of our products and providing certain other related services. We have also engaged a number of distributors in certain European countries and intend to further expand internationally over time. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international direct sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

If our customers are not adequately reimbursed or compensated for the use of our products we may have difficulty selling our products.*

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations and other organizations. There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare coverage. For example, certain Medicare Administrative Contractors (MACs) recently issued draft local coverage determinations proposing to limit or eliminate Medicare reimbursement for the use of multiplex molecular respiratory tests on certain patient populations, which, if ultimately implemented, could negatively impact the use of our and our competitors’ respiratory tests in those particular situations. In addition, efforts to reform the healthcare delivery system in the United States and Europe has increased pressure on healthcare providers to reduce costs, which has, in turn, increased pressure on medical device manufacturers to decrease prices charged for their products. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products.

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

Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations and available therapies. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year. New information or the introduction of advanced treatment options with respect to a particular disease may also affect the rate of related diagnostic testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict the impact of new therapies on disease prevalence or changes to infectious disease testing recommendations affecting our products. As a result of one or more of these factors, we may not be able to accurately forecast sales from our infectious disease products.

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

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings. Our newly developed ePlex tests will require 510(k) clearance or pre-market approval by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to timely complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of newly developed tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected timeframe, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical device, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation, or IVDR. Under the IVDR, the classification of our molecular diagnostic products are impacted, and will result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.

We must also comply with the applicable FDA and foreign regulatory agency post-market requirements. Any failure to maintain post-market compliance with FDA or foreign regulatory requirements could harm our business, operations, and/or financial condition.

We derive revenues from the sale of research use only, or RUO, tests and custom manufactured reagents, which are not intended for diagnostic purposes. Clinical laboratories are regulated under CLIA and may validate the clinical diagnostic use of an LDT specifically for use in their laboratory using any labeled products. The FDA has traditionally practiced enforcement discretion regarding the use of the LDTs for clinical diagnostic purposes. However, the FDA has promulgated draft guidance which outlines stringent regulatory requirements for CLIA labs in order to use LDTs for clinical diagnostic application. These proposed requirements, if implemented, may result in a significant reduction in the sale of our RUO or custom manufactured products, which could reduce our revenues and adversely affect our operations and/or financial condition.

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

Our manufacturing processes and facilities and those of some of our contract manufacturers must comply with the federal Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA enforces the QSR through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.

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

In addition, a product defect or regulatory violation could lead to a government-mandated or voluntary recall by us. We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a reasonable risk of injury or gross deception. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our common stock to decline and expose us to product liability or other claims, including contractual claims from parties to whom we sold products, and harm our reputation with customers.

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

Our credit facility contains restrictions that limit our flexibility in operating our business.*

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $50.6 million and $42.2 million for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, we had an accumulated deficit of $387.2 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, manufacturing, clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

GENMARK DIAGNOSTICS, INC.

Date:	8/1/2017	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/1/2017	By:	/s/ SCOTT MENDEL
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
10.1
Third Amendment to Loan and Security Agreement dated as of May 31, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders.+

10.2
Fourth Amendment to Loan and Security Agreement dated as of June 7, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders.+

10.3
Underwriting Agreement, dated June 13, 2017, by and among GenMark Diagnostics, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 14, 2017).

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