Form 10-Q
period 2017-09-30
GenMark Diagnostics, Inc.
filed 2017-11-02
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on October 27, 2017, was 54,795,061.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$27,161	$15,959
Marketable securities	59,756	25,607
Accounts receivable, net of allowances of $2,792 and $2,740, respectively	7,800	9,048
Inventories	7,109	6,633
Prepaid expenses and other current assets	1,971	1,202
Total current assets	103,797	58,449
Property and equipment, net	21,586	18,268
Intangible assets, net	2,772	2,670
Restricted cash	758	758
Other long-term assets	194	179
Total assets	$129,107	$80,324
Current liabilities
Accounts payable	$7,242	$8,703
Accrued compensation	5,227	5,650
Loan payable	19,548	7,935
Other current liabilities	2,923	4,133
Total current liabilities	34,940	26,421
Long-term liabilities
Deferred rent	3,225	3,652
Long-term debt	9,918	11,880
Other non-current liabilities	387	220
Total liabilities	48,470	42,173
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 54,792 and 46,554 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	483,242	393,322
Accumulated deficit	(402,584)	(355,270)
Accumulated other comprehensive income	(26)	95
Total stockholders’ equity	80,637	38,151
Total liabilities and stockholders’ equity	$129,107	$80,324

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Product revenue	$11,552	$10,727	$36,313	$34,111
License and other revenue	51	86	184	278
Total revenue	11,603	10,813	36,497	34,389
Cost of revenue	7,400	4,362	21,227	13,457
Gross profit	4,203	6,451	15,270	20,932
Operating expenses
Sales and marketing	5,121	3,223	14,974	10,232
General and administrative	3,565	3,227	11,553	10,522
Research and development	10,248	11,628	34,297	37,100
Total operating expenses	18,934	18,078	60,824	57,854
Loss from operations	(14,731)	(11,627)	(45,554)	(36,922)
Other income (expense)
Interest income	247	43	353	98
Interest expense	(1,009)	(476)	(2,270)	(1,061)
Other income	76	16	227	7
Total other income (expense)	(686)	(417)	(1,690)	(956)
Loss before provision for income taxes	(15,417)	(12,044)	(47,244)	(37,878)
Income tax expense (benefit)	(9)	14	68	45
Net loss	$(15,408)	$(12,058)	$(47,312)	$(37,923)
Net loss per share, basic and diluted	$(0.28)	$(0.27)	$(0.95)	$(0.88)
Weighted average number of shares outstanding, basic and diluted	54,726	44,377	49,908	43,308
Other comprehensive loss
Net loss	$(15,408)	$(12,058)	$(47,312)	$(37,923)
Foreign currency translation adjustments	51	(4)	145	9
Net unrealized gains (losses) on marketable securities, net of tax	(9)	20	(24)	(2)
Comprehensive loss	$(15,366)	$(12,042)	$(47,191)	$(37,916)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(47,312)	$(37,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,811	2,739
Amortization of premiums on investments	4	61
Amortization of deferred debt issuance costs	891	277
Gain on sale of investment in preferred stock	—	(9)
Stock-based compensation	8,386	6,788
Provision for bad debt	51	13
Non-cash inventory adjustments	911	120
Other non-cash adjustments	(190)	20
Changes in operating assets and liabilities:
Accounts receivable	1,272	1,719
Inventories	(4,813)	(1,048)
Prepaid expenses and other assets	(767)	(596)
Other long-term assets	(16)	—
Accounts payable	(1,468)	916
Accrued compensation	(452)	1,731
Other liabilities	(913)	33
Net cash used in operating activities	(40,605)	(25,159)
Investing activities
Payments for intellectual property licenses	(500)	(800)
Purchases of property and equipment	(3,816)	(5,105)
Purchases of marketable securities	(56,525)	(32,895)
Proceeds from sales of marketable securities	13,896	9
Maturities of marketable securities	8,500	8,050
Net cash used in investing activities	(38,445)	(30,741)
Financing activities
Proceeds from issuance of common stock	86,835	30,448
Costs incurred in conjunction with stock issuance	(5,469)	(1,091)
Principal repayment of borrowings	(6,123)	(28)
Proceeds from borrowings	15,000	10,000
Costs associated with debt issuance	(187)	(30)
Proceeds from stock option exercises	213	507
Net cash provided by financing activities	90,269	39,806
Effect of exchange rate changes on cash	(17)	2
Net increase (decrease) in cash and cash equivalents	11,202	(16,092)
Cash and cash equivalents at beginning of period	15,959	35,385
Cash and cash equivalents at end of period	$27,161	$19,293
Non-cash investing and financing activities
Transfer of instruments from (to) property and equipment to (from) inventory	$(3,438)	$234
Property and equipment costs included in accounts payable	$330	$1,040
Intellectual property acquisitions included in other current liabilities	$—	$700
Supplemental cash flow disclosures
Cash paid for income taxes, net	$58	$38
Cash received for interest	$367	$58
Cash paid for interest	$1,143	$761

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

GenMark Diagnostics, Inc., the Company or GenMark, was formed by Osmetech plc as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. The Company is a leading provider of multiplex molecular solutions designed to enhance patient care, improve key quality metrics, and reduce the total cost-of-care.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $402,584,000 as of September 30, 2017. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of September 30, 2017, the Company had available cash, cash equivalents, and marketable securities of $86,917,000 and working capital of $68,857,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee-related compensation accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual results could differ from those estimates.

Segment Information
The Company currently operates in one reportable business segment, which encompasses the development, manufacturing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Substantially all of the Company’s operations and assets are in the United States of America.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date.

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included in the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method for each period presented. Early adoption is permitted. The Company will adopt ASU 2016-18 in the first quarter of 2018 and anticipates the impact of adoption will result in a beginning and ending cash balance increase of approximately $758,000. The Company does not anticipate a material impact in the cash flow resulting from fluctuations in the restricted cash balance.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company's adoption of this guidance in the first quarter of 2017 resulted in excess tax benefits for which a benefit could not be previously recognized of approximately $1,979,000. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings, including a corresponding change to the valuation allowance. Due to the full valuation allowance on the Company's U.S. deferred tax assets, there was no impact to the unaudited condensed consolidated financial statements as a result of adoption. The Company continues to record stock-based compensation expense net of estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company believes that adoption will modify its analysis and disclosures of lease agreements as operating agreements are a significant portion of the Company's total lease commitments. The Company is in the process of determining the effects adoption of this guidance will have on its consolidated financial statements, as well as whether to adopt this guidance early.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures of revenue, provide guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard from periods beginning after December 15, 2016 to December l5, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of 2018. The Company performed a preliminary assessment of the impact of ASU 2014-09 on its consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. The Company is now assessing what impact the change in standard will have on those deliverables. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures during the remainder of 2017. The Company believes the adoption of this guidance will modify the manner in which the Company analyzes its revenue generating contracts. The Company will adopt the new standard beginning January 2018.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of September 30, 2017, held as security for the Company’s letter of credit with Banc of California.

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

Impairment of Long-Lived Assets
The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted future cash flows.

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

A tax position that is more likely than not to be realized is measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Measurement of a tax position that meets the more-likely-than-not threshold considers the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information available at the reporting date.

2. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant under the 2010 Plan reduces the number of shares available for grant thereunder. Stock-based compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the nine months ended September 30, 2017 and 2016, aggregate stock-based compensation expense was $8,386,000 and $6,788,000, respectively.

The estimated fair value, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense that approximates straight-line expense to reflect vesting as it occurs. The stock option expense is derived from the Black-Scholes Option Pricing Model that uses several judgment-based variables to calculate the expense. The market-based stock unit expense is derived from the Monte Carlo Simulation Valuation. The inputs utilized in the valuation of the stock-based awards include the following factors:

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
• Expected Dividend. The valuation methods require a single expected dividend yield as an input. The Company assumed no dividends as it has never paid dividends and has no current plans to do so.
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

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,569,550	$9.53
Granted	—	$—
Exercised	(28,966)	$7.36
Cancelled	(14,427)	$10.04
Outstanding at September 30, 2017	2,526,157	$9.56
Vested and expected to vest at September 30, 2017	2,500,450	$9.52
Exercisable at September 30, 2017	2,167,970	$9.18

Options that were exercisable as of September 30, 2017 had a remaining weighted average contractual term of 5.11 years, and an aggregate intrinsic value of $6,478,000. As of September 30, 2017, there were 2,526,157 stock options outstanding, which had a remaining weighted average contractual term of 5.42 years and an aggregate intrinsic value of $6,783,000. No stock options were granted during the nine months ended September 30, 2017.

Restricted stock awards or units may be granted in connection with the hiring or retention of personnel and are subject to certain conditions. In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the Company's stock on the grant date and is adjusted for estimated forfeitures. The Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2017 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	156	$11.19	1,766,123	$7.18
Granted	—	$—	1,164,250	$10.90
Vested	(156)	$11.19	(614,457)	$6.80
Cancelled	—	$—	(165,501)	$8.99
Unvested at September 30, 2017	—	$—	2,150,415	$9.16

As of September 30, 2017, all compensation expense related to restricted stock awards has been recognized. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2017 and 2016 was $2,000 and $152,000, respectively.

As of September 30, 2017, there was $13,142,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.76 years. The total fair value of restricted stock units that vested during the nine months ended September 30, 2017 and 2016 was $4,181,000 and $4,526,000, respectively.

The Company issued market-based stock units in February 2017 and February 2016, which may in each case result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock pursuant to these awards depends on the Company's stock performance as compared to the NASDAQ Composite Index over a three-year period following the grant, subject to continued service with the Company. As of September 30, 2017, there was $1,502,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.59 years. The Company’s market-based stock unit activity for the nine months ended September 30, 2017 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	150,871	$11.10
Units granted	166,434	$13.82
Vested	—	$—
Cancelled	(12,762)	$11.90
Unvested at September 30, 2017	304,543	$12.55

    The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the nine months ended September 30, 2017:

	Nine Months Ended
	September 30,
	2017	2016
Expected volatility	54%	49%
Risk-free interest rate	1.50%	0.90%
Expected dividend	—%	—%
Weighted average fair value	$13.82	$4.94

The Company issued 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depends on obtaining regulatory clearance of various products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. As of September 30, 2017, there was $133,000 of unrecognized stock-based compensation expense related to these awards.

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2017, there were 207,183 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the nine months ended September 30, 2017.

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

The computations of diluted net loss per share for the three and nine month periods ended September 30, 2017 and 2016 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options outstanding to purchase common stock	2,526	2,611	2,526	2,611
Other unvested equity awards	2,466	2,057	2,466	2,057
Total	4,992	4,668	4,992	4,668

4. Inventories
Inventory on hand as of September 30, 2017 and December 31, 2016 comprised the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,795	$2,171
Work-in-process	2,709	1,488
Finished goods	1,605	2,974
Total inventories	$7,109	$6,633

5. Property and Equipment, net
Property and equipment as of September 30, 2017 and December 31, 2016 comprised the following (in thousands):

	September 30, 2017	December 31, 2016
Property and equipment — at cost:
Machinery and laboratory equipment	$12,607	$10,145
Instruments	13,203	9,869
Office equipment	1,970	1,714
Leasehold improvements	10,497	10,100
Total property and equipment — at cost	38,277	31,828
Less: accumulated depreciation	(16,691)	(13,560)
Property and equipment, net	$21,586	$18,268
Depreciation expense was $1,206,000 and $854,000 for the three months ended September 30, 2017 and 2016, respectively, and was $3,413,000 and $2,458,000 for the nine months ended September 30, 2017 and 2016, respectively.

6. Intangible Assets, net
Intangible assets as of September 30, 2017 and December 31, 2016 comprised the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(1,978)	$2,772	$4,250	$(1,580)	$2,670

In July 2012, the Company entered into a development collaboration and license agreement with Advanced Liquid Logic, Inc., or ALL, which was acquired by Illumina, Inc. in July 2013. Under the terms of the agreement, the Company established a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electro-wetting technology in conjunction with the Company’s electrochemical detection technology. During the nine months ended September 30, 2017, the Company satisfied certain commercial milestones under this agreement requiring the payment of $500,000, which was recorded as licensed intellectual property.

Intellectual property licenses had a weighted average remaining amortization period of 4.68 years as of September 30, 2017. Amortization expense for these licenses was $151,000 and $94,000 for the three months ended September 30, 2017 and 2016, respectively, and was $398,000 and $281,000 for the nine months ended September 30, 2017 and 2016, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2017	$148
2018	593
2019	593
2020	593
2021	593
Thereafter	252
Total	$2,772

7. Loan Payable
As of September 30, 2017 and December 31, 2016, long-term debt comprised the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	10,000
Term Loan C - 7.4% principal	15,000	—
Final fee obligation	1,537	400
Repayment of principal	(6,060)	—
Unamortized issuance costs	(1,011)	(585)
Total debt, net	29,466	19,815
Current portion of long-term debt	(19,548)	(7,935)
Long-term debt	$9,918	$11,880
Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained up to $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. As of June 2017, the Company had borrowed all $35,000,000 under the term loans as provided in the LSA.

The term loans accrue interest at a rate equal to, (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company was only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until June 15, 2017, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by January 12, 2019, or the Maturity Date.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of September 30, 2017, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan would accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. The Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of September 30, 2017, the Company had not borrowed any of the $5,000,000 available under the revolving loan.

Debt Issuance Costs
As of September 30, 2017 and December 31, 2016, the Company had $1,011,000 and $585,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $398,000 and $108,000, for the three months ended September 30, 2017 and 2016, respectively, and was $891,000 and $277,000 for the nine months ended September 30, 2017 and 2016, respectively. Amortization of debt issuance costs is included as interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of September 30, 2017.

8. Leases
The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $399,000 and $476,000 for the three months ended September 30, 2017 and 2016, respectively, and was $1,211,000 and $1,460,000 for the nine months ended September 30, 2017 and 2016, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of September 30, 2017 and December 31, 2016 was $3,781,000 and $4,097,000, respectively.

As of September 30, 2017, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2017	$447
2018	1,868
2019	1,989
2020	1,997
2021	1,372
Thereafter	1,366
Total	$9,039

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$9,129	$—	$—	$9,129
Corporate notes and bonds	—	4,000	—	4,000
Marketable securities
Corporate notes and bonds	—	41,787	—	41,787
U.S. government and agency securities	—	13,984	—	13,984
Commercial paper	—	3,985	—	3,985
Total	$9,129	$63,756	$—	$72,885

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$556	$—	$—	$556
Marketable securities
Corporate notes and bonds	—	18,821	—	18,821
U.S. government and agency securities	—	3,503	—	3,503
Commercial paper	—	3,283	—	3,283
Total	$556	$25,607	$—	$26,163
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

10. Marketable Securities
The following table summarizes the Company’s marketable securities as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$41,793	$1	$(7)	$41,787
U.S. government and agency securities	13,982	2	—	13,984
Commercial paper	3,985	—	—	3,985
Total	$59,760	$3	$(7)	$59,756

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,846	$—	$(25)	$18,821
U.S. government and agency securities	3,506	—	(3)	3,503
Commercial paper	3,283	—	—	3,283
Total	$25,635	$—	$(28)	$25,607

The following table summarizes the maturities of the Company’s marketable securities as of September 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$59,760	$59,756
Due after one year through two years	—	—
Total	$59,760	$59,756

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

As of September 30, 2017, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded an income tax benefit of $9,000 for the three months ended September 30, 2017 and income tax expense of $14,000 for the three months ended September 30, 2016, and income tax expense of $68,000 and $45,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of September 30, 2017, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to its legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where the Company has operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2017 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2017 and 2016 were approximately $47,312,000 and $37,923,000, respectively. As of September 30, 2017, we had an accumulated deficit of $402,584,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test menu for our ePlex system, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

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

In addition, we offer our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel for sale in the United States and Europe. We have also obtained CE Mark for our ePlex BCID-FP Panel, ePlex BCID-GP Panel, and ePlex BCID-GN Panel. We intend to submit 510(k) applications to the FDA for all three of our ePlex BCID panels in 2018 and we continue to actively evaluate the development of additional assay panels that we believe will meet important unmet clinical needs, which our ePlex system is uniquely positioned to address.

Revenue
Revenue from operations is derived from product sales, principally of our diagnostic tests. We sell our instruments and place our instruments with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to five years.

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable tests, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer and product technical support. We manufacture our test cartridges in our facilities and have recently invested in significant capacity for expansion. Any potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic tests; however, we expect our gross margins related to our product sales to increase as production volume increases, manufacturing efficiencies are realized, improvements to procurement practices are made, instrument reliability increases and other improvements decrease costs as a percentage of sales.

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

Results of Operations — Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$11,603	$10,813	$790	7%	$36,497	$34,389	$2,108	6%
Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.
The increase in revenue for the three months ended September 30, 2017 was primarily driven by an increase in instrument revenues of $1,465,000 compared to $540,000 for the same period of the prior year. Consumable revenue for the three months ended September 30, 2017 was $9,994,000 compared to $10,111,000 for the same period of the prior year. The decrease in consumable revenue was primarily driven by changes in customer purchasing patterns. Pricing changes did not have a material impact on revenue during the current quarter.
The increase in revenue for the nine months ended September 30, 2017 was primarily due to an increase in instrument revenues of $2,507,000 compared to $756,000 for the same period of the prior year. Additionally, consumable revenue for the nine months ended September 30, 2017 increased to $33,539,000 compared to $33,081,000 for the same period of the prior year. The increase was primarily due to an increase in purchases of our infectious disease assays to an expanding customer base. Pricing changes did not have a material impact on revenue for the nine month period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of Revenue	$7,400	$4,362	$3,038	70%	$21,227	$13,457	$7,770	58%
Gross Profit	$4,203	$6,451	$(2,248)	(35)%	$15,270	$20,932	$(5,662)	(27)%
The increase in cost of revenue for the three months ended September 30, 2017, compared to the same period of the prior year, was primarily related to production-related investments associated with manufacturing expansion for continued commercialization of the ePlex system. Increases in our cost of revenue were attributable to increased product support expenses of $887,000, product costs of $829,000, increased inventory reserve expense of $246,000, unfavorable absorption variances of $654,000, increased royalties expense of $95,000, and a decrease in other production efficiencies of $314,000.
The increase in cost of revenue for the nine months ended September 30, 2017, compared to the same period of the prior year, was primarily related to increased production and production-related investments associated with manufacturing expansion for continued commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $2,277,000 corresponding to volume increases, increased product warranty expense of $222,000 driven by a greater instrument installed base, increased product support expenses of $2,442,000, increased inventory reserve expense of $587,000, increased royalties expense of $204,000, and unfavorable absorption variances of $1,780,000, and a decrease in other production efficiencies of $142,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and Marketing	$5,121	$3,223	$1,898	59%	$14,974	$10,232	$4,742	46%

The increase in sales and marketing expense for the three months ended September 30, 2017, when compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $1,429,000, increased travel expenses of $114,000, an increase in supplies and equipment of $236,000 associated with additional instrument placements and an increase of $90,000 in outside service expense, primarily related to increased activity associated with our international distribution center and other consulting costs.
The increase in sales and marketing expense for the nine months ended September 30, 2017, when compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $3,368,000, increased travel expenses of $340,000, increased supplies and equipment of $531,000 associated with additional instrument placements, increased marketing expenses of $247,000 associated with the commercial launch of the ePlex system, and an increase of $141,000 in outside service expense, primarily related to increased activity associated with our international distribution center.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and Administrative	$3,565	$3,227	$338	10%	$11,553	$10,522	$1,031	10%
The increase in general and administrative expense for the three months ended September 30, 2017, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $47,000, increased travel expenses of $31,000, an increase in audit and tax expenses of $145,000 related to the timing of services provided, and an increase in miscellaneous expenses of $67,000.
The increase in general and administrative expense for the nine months ended September 30, 2017, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $934,000, including a $731,000 increase in stock-based compensation expense due to additional headcount and an increase in travel expense of $113,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and Development	$10,248	$11,628	$(1,380)	(12)%	$34,297	$37,100	$(2,803)	(8)%
The decrease in research and development expense for the three months ended September 30, 2017, compared to the same period of the prior year, was primarily driven by a decrease in ePlex system development expenses of $2,125,000 following the system's commercial launch, partially offset by an increase in supplies and prototype materials utilized by our assay development teams of $769,000.
The decrease in research and development expense for the nine months ended September 30, 2017, compared to the same period of the prior year, was primarily driven by a decrease in ePlex system development expenses of $7,421,000, a decrease in clinical trial expense of $211,000 due to the timing of trials, and a decrease in freight expense of $294,000, partially offset by an increase in supplies and prototype materials utilized by our assay development teams of $5,061,000 and increase in intellectual property prosecution and maintenance expenses of $237,000.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other Income (Expense)	$(686)	$(417)	$(269)	65%	$(1,690)	$(956)	$(734)	77%
Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the three months ended September 30, 2017, compared to the same period of the prior year, was primarily due to an increase in net interest expense of $329,000 on amounts due under our credit facility, partially offset by an increase in unrealized gains related to foreign currency remeasurement.
The change in other income (expense) for the nine months ended September 30, 2017, compared to the same period of the prior year, was primarily due to an increase in net interest expense of $955,000 on amounts due under our credit facility, partially offset by an increase in unrealized gains related to foreign currency remeasurement.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax expense (benefit)	$(9)	$14	$(23)	(164)%	$68	$45	$23	51%
Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries.

Liquidity and Capital Resources
To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2017, we had $68,857,000 of working capital, including $86,917,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our operations for at least the next 12 months.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	September 30,
Nine months ended (in thousands):	2017	2016
Net cash used in operating activities	$(40,605)	$(25,159)
Net cash used in investing activities	(38,445)	(30,741)
Net cash provided by financing activities	90,269	39,806
Effect of exchange rate on cash	(17)	2
Net increase (decrease) in cash and cash equivalents	$11,202	$(16,092)

Cash flows used in operating activities
Net cash used in operating activities increased $15,446,000 for the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in cash used in operating activities was primarily due to an increase of $9,912,000 from changes in operating assets and liabilities and a $9,389,000 increase in net loss, partially offset by non-cash adjustments of $3,855,000. The main factors affecting the change in operating assets and liabilities included an increase in inventory purchases and decreases in accounts payables, accrued compensation, and other liabilities, partially offset by a decrease in accounts receivable and other assets.

Cash flows used in investing activities
Net cash used in investing activities increased by $7,704,000 for the nine months ended September 30, 2017, compared to the same period of the prior year, primarily due to an increase in net purchases and sale of marketable securities of $9,743,000, partially offset by decreases in purchases of property, plant, and equipment of $1,289,000, intellectual property milestone payments of $300,000, and the maturities of marketable securities of $450,000.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $50,463,000 for the nine months ended September 30, 2017, compared to the same period of the prior year, primarily due to an increase in proceeds from sale of common stock of $56,387,000 and increase in proceeds from debt issuance of $5,000,000, partially offset by an increase in the repayments of principal borrowings of $6,095,000 and costs associated with our sale of common stock of $4,378,000.

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

Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained up to $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. As of June 2017, we borrowed all $35,000,000 under the terms loans as provided in the LSA. As of September 30, 2017, we had not borrowed any of the $5,000,000 available under the revolving loan.

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

The Offering was completed on June 19, 2017, pursuant to which we sold a total of 7,340,424 shares of our common stock for gross proceeds of $86,250,000. We incurred $5,175,000 in related transaction costs, comprised of underwriting discounts and commissions paid in accordance with the Underwriting Agreement, and approximately $338,000 in additional miscellaneous offering expenses.

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at September 30, 2017.

Contractual Obligations
As of September 30, 2017, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the nine months ended September 30, 2017.
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

Interest Rate Risk
As of September 30, 2017, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

We may not successfully commercialize our ePlex system at the levels we anticipate.*

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful international and domestic commercialization of our ePlex system at the levels we project. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, and other attributes. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•	our ability to manage the risks associated with scaling our manufacturing operations;

•	our and our supplier's ability to consistently manufacture highly complex products that deliver valid and accurate results at the level required for large-scale market adoption;

•	product reliability;

•	overall market acceptance;

•	our ability to offer a broad and clinically relevant test menu at a competitive price;

•	the effective management of purchase and supply commitments and inventory levels in line with anticipated product demand;

•	the availability of products in appropriate quantities and at expected costs to meet anticipated demand and drive market adoption; and

•	increased repair or re-engineering costs due to product returns or warranty claims.

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

We face intense competition from established and new companies in the molecular diagnostics field and expect to face increased competition in the future.*

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

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

Some hospital-based and reference laboratories may not consider adopting our instrument systems unless we offer a broader menu of diagnostic tests or may choose not to convert from competitive products. In addition, in order to commercialize our products, we are required to undertake time consuming and costly development activities, including clinical studies for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval or, if approved, may not generate the demand we expect. If we are unable to effectively compete, our revenues and our ability to achieve profitability will be significantly impaired.

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

If our customers are not adequately reimbursed or compensated for the use of our products we may have difficulty selling our products.*

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations and other organizations. There are ongoing efforts by governmental and third-party payors to contain or reduce the costs of healthcare coverage. For example, certain Medicare Administrative Contractors (MACs) recently issued draft local coverage determinations proposing to limit or eliminate Medicare reimbursement for the use of multiplex molecular respiratory tests on certain patient populations, which, if ultimately implemented, could negatively impact the use of our and our competitors’ respiratory tests in those particular situations. In addition, efforts to reform the healthcare delivery system in the United States and Europe has increased pressure on healthcare providers to reduce costs, which has, in turn, increased pressure on medical device manufacturers to decrease prices charged for their products. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products.

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

The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation, or IVDR. Under the IVDR, the classification of our molecular diagnostic products are impacted, and will result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.

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

The Health Care Act also imposes reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. In February 2013, the Centers for Medicare and Medicaid Services, or, CMS, released the final rule implementing the federal Physician Payments Sunshine Act, or the Sunshine Act. The law requires certain pharmaceutical, biologic, and medical device manufacturers to annually report to CMS payments or other transfers of value they furnish to physicians and teaching hospitals. These reporting requirements took effect on August 1, 2013. Failure to submit required information may result in significant civil monetary penalties. We expect compliance with the Sunshine Act to impose significant administrative and financial burdens on us.

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

Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017. Taxable devices include certain medical devices intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from 2013 through 2015. Recently, Congress and the new administration have proposed and taken various steps to revise, repeal, or delay implementation of various aspects of PPACA. If the PPACA is significantly revised, repealed, or if implementation of various aspects are delayed, such modification, repeal, or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $50.6 million and $42.2 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, we had an accumulated deficit of $402.6 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing), research and development, manufacturing, clinical and regulatory activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2014).
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	11/2/2017	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/2/2017	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)