Form 10-K
period 2017-12-31
GenMark Diagnostics, Inc.
filed 2018-02-27
CIK 1487371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017

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

As of June 30, 2017, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $618,300,000 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $11.83 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s common stock on February 23, 2018 was 55,166,687. The common stock is listed on the NASDAQ Global Market (trading symbol “GNMK”).
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

Trademarks and Trade Names

GenMark®, eSensor®, XT-8®, ePlex® and our other logos and trademarks are the property of GenMark Diagnostics, Inc. or its subsidiaries. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress or products in this Annual Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

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

Overview

We currently develop and commercialize high-value instruments and simple to perform, clinically relevant multiplex molecular tests based on our proprietary eSensor electrochemical detection technology. Our eSensor instruments are designed to support a broad range of molecular diagnostic tests with compact, easy-to-use workstations and self-contained, disposable test cartridges.

Our ePlex instrument is a multiplex, sample-to-answer platform that is designed to optimize laboratory efficiency and address a broad range of infectious disease testing needs, including respiratory, bloodstream, and gastrointestinal infections. We are currently commercializing our ePlex instrument and its diagnostic test panels, which we refer to as our ePlex system, in the United States and Europe. We expect to expand sales of our ePlex system in additional geographic regions. In June 2017, we received 510(k) market clearance from the United States Food and Drug Administration, or FDA, for both our ePlex instrument and ePlex Respiratory Pathogen (RP) Panel. In addition, we have obtained CE Mark for our ePlex family of blood culture identification (BCID) panels, which include gram-positive (GP), gram-negative (GN), and fungal pathogen (FP) BCID panels. We expect to submit our ePlex BCID family of panels to the FDA for 510(k) market clearance in 2018, and intend to develop a number of other diagnostic panels for use with our ePlex instrument targeting additional clinically relevant infectious disease conditions.

We sell our XT-8 instrument in the United States, along with related diagnostic and research tests, as well as certain custom manufactured reagents, which we collectively refer to as our XT-8 system. Our XT-8 system comprises a compact and easy-to-use workstation and disposable test cartridges that supports a broad range of molecular tests for aiding in the diagnosis of certain infectious diseases and genetic conditions.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the fiscal years ended December 31, 2017, 2016 and 2015 were approximately $61.9 million, $50.6 million, and $42.2 million, respectively. As of December 31, 2017, we had an accumulated deficit of $417.1 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test menu for our ePlex instrument, as well as to further increase our manufacturing capabilities and commercial organization.

Our Strategy

Our goal is to become the market leading provider of automated, multiplex molecular diagnostic testing systems. In order to achieve this objective, we intend to:

•
Successfully Commercialize our ePlex System.    We believe our ePlex system is an attractive solution for a broad range of hospitals and laboratories that need rapid, actionable identification of infectious pathogens as well as those hospitals and laboratories that may lack the technical or economic resources to perform molecular diagnostic testing with existing products and technology. We believe the ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally.

•
Expand our Menu of Clinical Diagnostic Products.    We intend to develop a broad menu of molecular diagnostic tests for our ePlex instrument that we believe will satisfy important medical needs and present attractive commercial opportunities. For example, we have developed an RP Panel, as well as a family of BCID panels, which include a GP, a GN, and an FP panel, for use with our ePlex instrument. We are also actively evaluating the development of additional panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

•
Grow our Installed Base of Customers. We have identified laboratories and hospitals that we believe will benefit from our product portfolio. We intend to leverage our commercial organization to drive placements of our instruments. We anticipate that the expansion of our installed base of customers will drive sales of our test cartridges, from which we anticipate generating the majority of our revenues for the foreseeable future.

•
Increase Test Utilization.    We intend to increase the use of our diagnostic tests by developing and offering tools and support tailored to our products, such as education programs and seminars, product training for our customers, and advanced software features. Additionally, we plan to invest in research studies that establish the clinical and health economic utility of multiplex molecular diagnostic tests, which we believe will increase adoption of our products.

•
Develop Partnerships with Relevant Third Parties. We plan to establish partnerships with other stakeholders in the diagnostic industry to expand our commercial, operations and research and development capabilities. We anticipate that these partnerships will increase awareness of our ePlex solution as well as bring additional value to our customers, helping us secure and grow our business.

•
Support Our Existing XT-8 Business. We currently offer our XT-8 analyzers in the U.S. market and sell numerous diagnostic and research panels for use on our XT-8 system. We expect our XT-8 system to remain an important piece of our overall business for the foreseeable future and we intend to continue supporting this product line in the field with application support, customer education and training, and research programs.

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

 Our Instrument Systems

Our ePlex Instrument.    Our ePlex instrument is a multiplex, sample-to-answer platform that fully integrates nucleic acid extraction, amplification and detection and has a modular design consisting of an integrated touch screen and up to four analyzers. Each analyzer contains six test cartridge modules into which individual ePlex panel test cartridges are placed. The test cartridge modules operate independently supporting continuous random access of up to 24 independent test cartridges. We also offer a near-patient configuration of our ePlex instrument for lower volume customers, which contains three independent test cartridge modules in a single analyzer. In June 2017, we received 510(k) market clearance from the FDA for both our ePlex instrument and ePlex RP Panel. In addition, we have obtained CE Mark for our ePlex BCID-GP Panel, BCID-GN Panel and BCID-FP Panel, all of which we intend to submit to the FDA for 510(k) market clearance in 2018. In addition, we are actively evaluating the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

Our XT-8 Instrument.    Our XT-8 instrument is a post-PCR multiplex workstation that has a modular design consisting of an integrated touch screen and up to three analyzers. Each analyzer contains eight modules into which individual test cartridges are placed. The test cartridge modules operate independently of each other allowing up to 24 independent test cartridges to be loaded at one time, with the remaining modules available for use at any future time while the system is running. We offer the following four FDA-cleared assays on our XT-8 instrument: a Respiratory Viral Panel, a Cystic Fibrosis Genotyping Test, a Thrombophilia Risk Test, and a Warfarin Sensitivity Test. We also offer a Hepatitis C (HCV) Genotyping Test and associated custom manufactured reagents, as well as a 2C19 Genotyping Test, each of which is available for research use only (RUO).

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

Research and Development

Our research and development (R&D) team is focused on expanding our ePlex test menu. In addition, our R&D team is supporting the following initiatives:

•
On Market Product Support.    A role of our R&D team is to assist our manufacturing and quality assurance teams in ensuring high product quality and thorough complaint handling and investigation. This team also supports improvements in quality control methods and metrics and is an active participant in the continuous improvement processes utilized by our product manufacturing teams.

•
Improving the Clinical and Practical Utility of our Tests.    Our R&D organization also supports the clinical utility and value of our molecular diagnostic tests. We have previously and intend to continue to partner with academic and reference laboratories to perform validation and clinical studies on our tests. Key aspects of our efforts are aimed at improving workflow in the laboratory setting, positively comparing our tests to historical or “gold standard” tests, and demonstrating that our tests can help improve patient care and lower diagnostic and medical treatment costs. We intend to publish the results from these clinical studies in peer-reviewed or trade journals, submit them to regulatory bodies, and present them at industry conferences in support of our commercialization strategy.

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

We outsource the manufacture of our ePlex instrument to Plexus Corp, or Plexus. We currently maintain an inventory of XT-8 instruments and related components to satisfy the expected demand for our XT-8 system for the foreseeable future, as well as to service XT-8 instruments installed at customer locations. We rely on third party suppliers, including in certain instances, sole source suppliers, for certain raw materials and other supplies and components used in our products.

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

Sales and Marketing

Our current sales and marketing strategy is to expand our business globally with the commercialization of our ePlex system in the United States, Europe, and certain other select geographic regions, while also continuing to support the placement and use of our XT-8 system in the United States. Our products are sold in the United States through a geographically dispersed direct sales and technically specialized service organization, which is supported by a centralized team of product managers and marketing, customer support, and technical support personnel. We utilize a direct sales and technical support team augmented by third party distributors to sell our ePlex system in certain European countries.

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

Our sales cycle typically includes customer evaluations and validations of our products. Upon successful validation, a customer will generally acquire our instrument in the following ways:

•
Capital Purchase:    The instrument is paid for upfront and in its entirety by the customer. Customers are also eligible to receive structured pricing incentives if they enter into an optional annual minimum cartridge purchase commitment.

•
Reagent Rental:     A reagent rental agreement generally provides that a customer commits to purchase a minimum number of test cartridges over the term of the agreement, and a portion of the charge for each cartridge is attributable to a usage fee for the instrument.

Customers

Our target customers include hospital-based laboratories and research institutions. We believe our ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally. In 2017, 2016, and 2015, Laboratory Corporation of America, Inc. represented 17%, 27% and 17%, respectively, of our total revenue.

Competition

We primarily face competition in the molecular diagnostic testing markets with testing products and systems developed by public and private companies such as bioMerieux (which acquired Biofire Diagnostics, Inc.), Luminex Corporation (which acquired Nanosphere, Inc.), Danaher Corporation (which acquired Cepheid), Qiagen (which has agreed to acquire Stat-Dx), Siemens (which has agreed to acquire Fast Track Diagnostics), T2 BioSystems, Accelerate Diagnostics, Hologic, Inc., Seegene, Roche Diagnostics and Abbott Molecular Diagnostics. Our diagnostic tests also face competition with laboratory developed tests, or LDTs, developed by national and regional reference laboratories and hospitals. We believe that our testing systems compete largely on the basis of accuracy, reliability, enhanced laboratory workflow, multiplex capability, ease-of-use, customer service and support, patient safety, and return on investment for customers.

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

We believe that our patent portfolio, which includes over 100 owned and exclusively licensed U.S. and foreign patents and approximately 50 pending applications, provides us with extensive protection of our eSensor systems. We continue to pursue the issuance of new patents to protect our ongoing research, development and commercial activities, in particular with respect to our ePlex system and related consumables. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one-half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2038. Our success depends to a significant degree upon our ability to police infringement and continue to develop proprietary products and technologies without infringing the intellectual property rights of others.

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

We also have filed for registration, or obtained registration, in the U.S. and other countries for marks used with our products and technology. Our issued trademarks in the United States and/or Europe include GenMark®, GenMark DX®, eSensor®, XT-8®, and ePlex®, among others.

Government Regulation

The design, development, manufacture, testing and sale of our molecular diagnostic products are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.

Regulation by the FDA

In the United States, the Federal Food, Drug, and Cosmetic Act, or FDCA, FDA regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale and distribution of medical devices, including molecular diagnostic test kits and instrumentation systems. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution.

The two primary types of FDA marketing authorization required applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA. We have obtained 510(k) market clearance from the FDA for the following molecular diagnostic tests for use on our XT-8 system: the Respiratory Viral Panel, the eSensor Warfarin Sensitivity Test, the Cystic Fibrosis Genotyping Test, and the Thrombophilia Risk Test. In June 2017, we received 510(k) market clearance from the FDA for both our ePlex instrument and ePlex RP Panel.

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

Regulation after FDA Clearance or Approval.    Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices, or GMP, as set forth in the QSR, which includes testing, control and documentation requirements. Non-compliance with these standards can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA of devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented quality system processes within our manufacturing facilities in order to comply with FDA’s GMP requirements.

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

Clinical Laboratory Improvement Amendments of 1988.    The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing. Any customers using our products for clinical use in the United States will be regulated under CLIA, which establishes quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. In particular, these regulations mandate that clinical laboratories must be certified by the federal government or a federally approved accreditation agency, or must be located in a state that has been deemed exempt from CLIA requirements because the state has in effect laws that provide for requirements equal to or more stringent than CLIA requirements. Moreover, these laboratories must meet quality assurance, quality control and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the method of testing performed by the laboratory, which range from “waived” to “moderate complexity” to “high complexity.” Our molecular diagnostic tests for use on our XT-8 system are categorized as “high complexity” and our ePlex instrument and ePlex RP Panel are categorized as “moderate complexity.”

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

Patient Protection and Affordable Care Act

Our operations are affected by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the Health Care Act. The Health Care Act imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017, and, in January 2018, the excise tax was further suspended until 2020. We are unable to predict whether the suspension will be continued beyond 2020. Taxable devices include any medical device defined in section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from January 2013 through December 2015. The Health Care Act also requires manufacturers to report to the Department of Health and Human Services detailed information about financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply with these requirements subjects the manufacturer to significant civil monetary penalties.

Employees

As of December 31, 2017, we had 517 employees, of which: 112 employees were involved in research and development; 290 in operations, manufacturing and quality assurance; 73 in sales and marketing; and 42 in general and administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our employees are covered by a collective bargaining agreement.

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

We may not successfully commercialize our ePlex system at the levels, or within the time frame, we anticipate.

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful commercialization of our ePlex system at the levels we project. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, and other attributes. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•	our ability to consistently manufacture highly complex products that deliver valid and accurate results at the levels required for large-scale market adoption;

•	product reliability;

•	overall market acceptance;

•	our ability to offer a broad and clinically relevant test menu at a competitive price;

•	our ability to effectively sell our products into integrated delivery networks and group purchasing organizations;

•	adequate reimbursement for our products; and

•	the development of clinical utility and health economic evidence to support adoption of our products.

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

Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•	the relative convenience, ease of use, accuracy, reliability, validity, scalability, cost, and time-to-result of our diagnostic products over competing products;

•	the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;

•	the breadth and relevance of our menu of available diagnostic tests relative to our competitors;

•	our success in training our customers in the proper use of our products;

•	the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;

•	the extent and success of our marketing and sales efforts; and

•	general economic conditions.

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

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex (which acquired Nanosphere, Inc.); bioMerieux (which acquired BioFire Diagnostics, Inc.); Abbott Molecular Diagnostics; Qiagen (which has agreed to acquire Stat-Dx), Siemens (which has agreed to acquire Fast Track Diagnostics), T2 BioSystems, Accelerate Diagnostics, Hologic, Inc.; Seegene and Danaher Corporation (which acquired Cepheid);

•
large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods, including Quest Diagnostics Incorporated and Laboratory Corporation of America; and

•	companies that manufacture laboratory-based tests and analyzers, including: Danaher; Siemens; Hologic, Inc.; Qiagen NV; bioMérieux; Roche Diagnostics; and Abbott Molecular Diagnostics.

Our diagnostic tests also face competition from LDTs developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical studies and FDA review and clearance or approval that may apply to our diagnostic products.

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

We may not expand sales of our ePlex system outside the United States at the levels or within the time frame we anticipate.

In June 2016, we obtained CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex RP Panel; in April 2017, we obtained CE Mark for our ePlex BCID-FP Panel; and in June 2017, we obtained CE Mark for our ePlex BCID-GP Panel and BCID-GN Panel. We are commercializing our ePlex system in Europe utilizing a direct sales and technical support team in certain European countries, which we have augmented with a third party logistics provider that is responsible for managing the international delivery of our products and providing certain other related services. We have also engaged a number of distributors in certain European countries and intend to further expand internationally over time. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international direct sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

If our customers are not adequately reimbursed or compensated for the use of our products, we may have difficulty selling our products.

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations and other organizations. There are ongoing efforts by governmental and third-party payors to contain or reduce the costs of healthcare coverage. For example, certain Medicare Administrative Contractors (MACs) recently issued draft local coverage determinations proposing to limit or eliminate Medicare reimbursement for the use of multiplex molecular respiratory tests on certain patient populations, which, if ultimately implemented, could negatively impact the use of our and our competitors’ respiratory tests in those particular situations. In addition, efforts to reform the healthcare delivery system in the United States and Europe has increased pressure on healthcare providers to reduce costs. For example, implementation of certain provisions of the Protecting Access to Medicare Act (PAMA) in the United States as of January 1, 2018 will have a negative impact on reimbursement payments from the Centers for Medicare and Medicaid Services (CMS) for our diagnostics tests paid under the Clinical Laboratory Fee Schedule (CLFS). Under these provisions of PAMA, payments under the CLFS are likely to be reduced annually for the next several years. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products.

Obtaining coverage and reimbursement approval for a product from each government or third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each government or third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs. Further, third-party payors may choose to reimburse our customers per test based on individual biomarker detection, rather than on the basis of the number of results given by the test. This may result in our customers electing to use separate tests to screen for each disease or condition so that they can receive reimbursement for each test they conduct. In that event, these entities may purchase separate tests for each disease, rather than products, such as ours, that can be used to return highly multiplexed test results.

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

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on seasonality, inventory levels, current market trends, product development timelines, overall capacity, and other related factors. Because of the inherent nature of estimates and our limited experience in marketing our products, there could be significant differences between our estimates and the actual amounts of products we require. This can result in shortages if we fail to anticipate demand, or excess inventory and write-offs if we order more than we need.

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

The manufacturing operations for our test cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly and time consuming to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facilities or the facilities of any of our key suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products and would have a material adverse effect on our business, financial condition and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

If our products do not perform as expected our operating results and business would suffer.

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

We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facilities. We outsource the manufacture of our ePlex instrument to Plexus. We currently maintain an inventory of XT-8 instruments and related components to satisfy the expected demand for our XT-8 system for the foreseeable future, as well as to service XT-8 instruments installed at customer locations. Plexus specializes in the manufacturing of electronic and electro-mechanical devices. While we work closely with Plexus to ensure continuity of supply while maintaining high quality and reliability, and we believe our current stock of XT-8 instruments and related components will be sufficient for our and our customers’ anticipated needs, we cannot guarantee that these efforts will be successful.

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

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and/or deceleration of customer demand.

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

Our largest customer, Laboratory Corporation of America, Inc., accounted for approximately 17% of our total revenue for the fiscal year ended December 31, 2017. The loss of a significant customer or a significant reduction in the amount of product ordered by our significant customers may adversely affect our revenue, results of operations and cash flows.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017, and, in January 2018, the excise tax was further suspended until 2020. Taxable devices include certain medical devices intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from 2013 through 2015. Recently, Congress and the new administration have proposed and taken various steps to revise, repeal, or delay implementation of various aspects of PPACA. If the PPACA is significantly revised, repealed, or if implementation of various aspects are delayed, such modification, repeal, or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

The Budget Control Act of 2011, provided, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In addition to the potential impacts to PPACA under the current administration, there could be sweeping changes to the Budget Control Act and other healthcare reforms. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional changes to the PPACA remain possible. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including our patents and other intellectual property rights. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of more than 100 owned and exclusively licensed patents and approximately 50 additional pending patent applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. A majority of our issued and exclusively licensed patents are scheduled to expire by 2021, with approximately one half of the patents expiring by 2018. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2038. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

Our manufacturing processes and facilities and those of some of our contract manufacturers must comply with the QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA enforces the QSR through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.

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

Our credit facility contains restrictions that limit our flexibility in operating our business.

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

If we default under the agreement, because of a covenant breach or otherwise, the outstanding amounts thereunder could become immediately due and payable, and the lenders could terminate all commitments to extend further financing.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $61.9 million, $50.6 million and $42.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $417.1 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing) and manufacturing activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

Many of our systems are provided to customers via “reagent rental” agreements, under which customers are generally afforded the right to use the instrument in return for a commitment to purchase minimum quantities of reagents and test cartridges over a period of time. Accordingly, we must either incur the expense of manufacturing instruments well in advance of receiving sufficient revenues from test cartridges to recover our expenses or obtain third party financing sources for the purchase of our instrument. The amount of capital required to provide instrument systems to customers depends on the number of systems placed. Our ability to generate capital to cover these costs depends on the amount of our revenues from sales of reagents and test cartridges sold through our reagent rental agreements. We do not currently sell enough reagents and test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we cannot sell a sufficient number of reagents and test cartridges to offset our fixed expenses, our liquidity will continue to be adversely affected.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is critical to our operations, business strategy, and reputation. Computer hackers may attempt to penetrate our computer systems or our third party IT service providers' systems and, if successful, misappropriate our proprietary information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we will continue to implement additional protective measures to reduce the risk of and detect cyberattacks, these incidents are becoming more sophisticated and frequent, and the techniques used in such attacks evolve rapidly and are difficult to detect. Despite our cybersecurity measures, our information technology networks and infrastructure may still be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our, or our third party IT service providers' data security and access to, or public disclosure or loss of, confidential business or proprietary intellectual property information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

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

As of December 31, 2017, we had net operating loss, or NOL, carryforwards available of approximately $264.4 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2037. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. Our ability to use the current NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use NOL carryforwards. We have recorded a full valuation allowance against our net deferred tax assets.

We also had state NOL carryforwards of approximately $186.9 million as of December 31, 2017. We have recorded a full valuation allowance against our net deferred tax assets.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$13.62	$9.80
Second Quarter	$13.67	$11.45
Third Quarter	$12.55	$8.88
Fourth Quarter	$9.87	$3.63
Year Ended December 31, 2016
First Quarter	$7.73	$4.20
Second Quarter	$9.48	$5.13
Third Quarter	$12.17	$8.03
Fourth Quarter	$13.29	$10.01

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock, the cumulative total stockholder returns on the NASDAQ Composite Index, and the NASDAQ Biotechnology Index for the five years ended December 31, 2017. The graph assumes that $100 was invested in the Company's common stock and in each index as of the market close on December 31, 2012 and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare Cumulative Total Returns Among GenMark, NASDAQ Composite Index, and NASDAQ Biotechnology Index
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Genmark
NASDAQ Composite Index
NASDAQ Biotechnology Index

Stockholders

The last reported sale price of our common stock on February 23, 2018 as reported on the NASDAQ Global Market was $4.25. As of February 23, 2018, there were 1,244 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. In addition, our credit facility contains a negative covenant which may limit our ability to pay dividends. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our Board of Directors may deem relevant.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data relates to GenMark Diagnostics, Inc. and its consolidated subsidiaries. The selected consolidated statement of comprehensive loss data presented below of GenMark Diagnostics, Inc. for the years ended December 31, 2017, 2016, and 2015 and the selected consolidated balance sheet data of GenMark Diagnostics, Inc. as of December 31, 2017 and 2016 have been derived from the audited consolidated financial statements of GenMark Diagnostics, Inc., which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, included elsewhere in this Annual Report. The selected consolidated statement of comprehensive loss data presented for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014, and 2013 have been derived from audited financial statements not included in this Annual Report.

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

FIVE YEAR SELECTED FINANCIAL DATA
	Years ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Comprehensive Loss Data:	(In thousands, except per share data)
Revenue
Product revenue	$52,260	$48,914	$39,029	$30,328	$27,204
License and other revenue	259	360	382	266	200
Total revenue	52,519	49,274	39,411	30,594	27,404
Cost of revenue	32,514	19,700	15,317	13,127	15,570
Gross profit	20,005	29,574	24,094	17,467	11,834
Operating expenses:
Sales and marketing	20,557	14,734	14,385	12,629	12,818
General and administrative	16,205	14,363	13,772	12,069	11,836
Research and development	42,760	49,458	37,472	31,823	22,060
Total operating expenses	79,522	78,555	65,629	56,521	46,714
Loss from operations	(59,517)	(48,981)	(41,535)	(39,054)	(34,880)
Other income (expense):
Interest income	561	176	125	244	403
Interest expense	(3,042)	(1,536)	(880)	(20)	(19)
Other income (expense)	249	(160)	133	(6)	897
Total other income (expense)	(2,232)	(1,520)	(622)	218	1,281
Loss before provision for income taxes	(61,749)	(50,501)	(42,157)	(38,836)	(33,599)
Income tax expense (benefit)	101	100	40	(573)	44
Net loss	$(61,850)	$(50,601)	$(42,197)	$(38,263)	$(33,643)
Net loss per share, basic and diluted	$(1.21)	$(1.15)	$(1.00)	$(0.93)	$(0.95)
Weighted average number of shares outstanding basic and diluted	51,169	44,100	42,157	41,346	35,253

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities (1)(2)(3)	$71,990	$41,566	$45,465	$70,506	$105,589
Total assets	121,562	80,324	70,667	91,970	121,754
Long-term liabilities	23,399	15,752	11,481	1,653	2,349
Total liabilities	51,142	42,173	22,070	13,946	12,586
Accumulated deficit	(417,120)	(355,270)	(304,669)	(262,472)	(224,209)
Total stockholders’ equity (1)(2)(3)	70,420	38,151	48,597	78,024	109,168
 _____________________

(1)	In June 2017, we issued approximately 7.3 million shares of common stock at a price of $11.75 per share. We raised approximately $80.7 million in net proceeds.

(2)	In August and September 2016, we issued approximately 3.3 million shares of common stock at an average price of $9.04 per share. We raised approximately $28.9 million in net proceeds.

(3)	In August 2013, we issued approximately 8.7 million shares of common stock at a price of $9.84 per share. We raised approximately $81.0 million in net proceeds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the years ended December 31, 2017, 2016, and 2015 were approximately $61.9 million, $50.6 million, and $42.2 million, respectively. As of December 31, 2017, we had an accumulated deficit of $417.1 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test menu for our ePlex instrument, as well as to further increase our manufacturing capabilities and commercial organization.

Our Products and Technology
We offer our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel for sale in the United States and Europe. We have also obtained CE Mark for our ePlex BCID-GP Panel, ePlex BCID-GN Panel, and ePlex BCID-FP Panel. We intend to submit 510(k) applications to the FDA for all three of our ePlex BCID panels in 2018 and we continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable tests, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products and other costs such as warranty, royalty and customer and product technical support. We manufacture our test cartridges in our facilities and have recently invested in significant capacity for expansion. Any potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic tests; however, over time, we expect our cost per unit to decrease as production volume increases, manufacturing efficiencies are realized, improvements to procurement practices are made, instrument reliability increases and other improvements decrease costs.

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

Research and Development Expenses
Research and development expenses primarily include costs associated with the development of our ePlex instrument and its expanding test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, costs of consumables and materials used in product development, contract research organization costs, clinical studies and facility costs. We expense all research and development expenses in the periods in which they are incurred.

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

Critical Accounting Policies and Significant Judgments and Estimates

Revenue
We recognize revenue from product sales and contractual arrangements, net of discounts and sales related taxes. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Where applicable, all revenue is stated net of sales taxes and trade discounts. Revenue related to royalties received from licenses is generally recognized evenly over the contractual period to which the license relates. In those cases where we bill shipping and handling costs to customers, the amounts billed are classified as product revenue.

We offer customers the choice to either purchase an instrument outright or to receive possession of an instrument free of charge in exchange for a commitment to purchase an annual minimum amount of molecular diagnostic test cartridges.

When an instrument is sold, revenue is generally recognized upon shipment of the unit consistent with contract terms. When an instrument is placed free of charge under a reagent rental agreement, we retain title to the instrument and it remains capitalized on our balance sheet under property and equipment. Under our reagent rental agreements, our customers pay an instrument usage fee, which is included in the price of each test cartridge purchased. Our reagents and diagnostic test cartridges (consumables) are priced to include the expense of instrument usage and maintenance and are included in product revenue in our consolidated financial statements.

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

Repair and maintenance costs are expensed as incurred. During 2017, 2016, and 2015, we disposed of certain assets no longer in use with a net book value of $207,000, $76,000 and $153,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Tax Cuts and Jobs Act, or the Jobs Act, was enacted on December 22, 2017. The Jobs Act reduces the U.S. federal corporate tax rate from 34% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, we have made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements. As a result of the Jobs Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We do not anticipate to incur any liability for the one-time transition tax due to the losses generated by our foreign subsidiaries. As additional guidance is issued, and interpretation and analysis of the Jobs Act evolves, we may make adjustments to the provisional amounts recorded. We are not aware of any other such changes in tax laws and rates that would have a material effect on our results of operations, cash flows or financial position.

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

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies and Significant Accounts" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Results of Operations

Comparison of Years Ended December 31, 2017, 2016 and 2015 (tables in thousands):

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenue	$52,519	$49,274	$39,411	$3,245	7%	$9,863	25%

Revenue for the year ended December 31, 2017 increased by $3,245,000 due in part to higher reagent revenues of $47,866,000 for the year ended December 31, 2017 compared to $46,946,000 for the year ended December 31, 2016. The increase in consumables revenue was primarily driven by purchases of our infectious disease assays, due to an expanding customer base. Pricing changes did not have a material impact on the increase in revenue for the year ended December 31, 2107. Additionally, instrument revenues were $3,974,000 for the year ended December 31, 2017, compared to $1,592,000 for the year ending December 31, 2016.

For the year ended December 31, 2016, our revenue grew 25%, or $9,863,000, compared to 2015. Consumables revenue during the year ended December 31, 2016 increased by 23% to $46,946,000, compared to $38,061,000 in the prior year. This increase in consumables revenue was primarily driven by increased product purchases by several key customers. Pricing changes did not have a significant impact on revenue during the current period. Additionally, during the year ended December 31, 2016, instrument revenue increased $957,000 compared to the same period of the prior year, primarily due to the sale of ePlex instruments.

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cost of Revenue	$32,514	$19,700	$15,317	$12,814	65%	$4,383	29%
Gross Profit	$20,005	$29,574	$24,094	$(9,569)	(32)%	$5,480	23%

The increase in cost of revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to increased production and production-related investments associated with manufacturing expansion for continued commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $3,925,000 corresponding to volume increases, increased support expenses of $3,260,000, unfavorable absorption variances of $3,010,000, increased inventory reserve expense of $908,000, decreased production efficiencies of $892,000, increased instrument depreciation, repair, and warranty expense of $376,000 driven by a greater instrument installed base, and increased reagent warranty expense $422,000. The decrease in gross profit was primarily due to increased product sales and product support costs related to the commercialization of the ePlex system.

The increase in cost of revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily related to the increase in consumables revenue in the current year. Increases in our cost of revenue were attributable to product costs of $3,177,000, increased product warranty and support expenses of $519,000, and increased royalty expense of $431,000 corresponding to sales volume increases, less favorable manufacturing yields and variances of $235,000, and increased overhead expenses of $412,000, partially offset by decreased inventory reserve expense of $387,000. The improvement to gross profit during the year ended December 31, 2016, compared to December 31, 2015, was primarily due to increased sales of higher margin products.

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Sales and Marketing	$20,557	$14,734	$14,385	$5,823	40%	$349	2%

The increase in sales and marketing expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by an increase in employee-related expenses of $3,906,000 due to an increase in headcount, increased travel expenses of $428,000, increased supplies and equipment of $966,000 associated with additional instrument placements, increased marketing expenses of $224,000 associated with the commercial launch of the ePlex system, and an increase of $221,000 in outside service expense, primarily related to increased activity associated with our international distribution center.

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

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
General and Administrative	$16,205	$14,363	$13,772	$1,842	13%	$591	4%

The increase in general and administrative expense for the year ended December 31, 2017 compared to the year ended December 31, 2016, was primarily driven by an increase in employee-related expenses of $1,311,000, including a $1,112,000 increase in stock-based compensation expense, an increase in travel expense of $147,000, and an increase in consulting services of $411,000, partially offset by a decrease in audit and tax expenses of $281,000 due to timing of payments, and a decrease in facility and supplies expense of $303,000.

The increase in general and administrative expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by an increase in employee-related expenses of $536,000, an adjustment to our indirect tax accrual of $274,000, and an increase in travel-related expenses of $168,000, partially offset by a decrease in medical device tax expense of $447,000 as a result of the suspension of the excise tax in December 2015.

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Research and Development	$42,760	$49,458	$37,472	$(6,698)	(14)%	$11,986	32%

The decrease in research and development expense for the year ended December 31, 2017 compared to the year ended December 31, 2016, was primarily driven by a decrease in ePlex system development expenses of $10,067,000, a decrease in clinical trial expense of $392,000 due to the timing of trials, a decrease in repairs and maintenance expense of $303,000 and a decrease in freight expense of $514,000, partially offset by an increase in supplies and prototype materials utilized by our assay development teams of $4,413,000 and an increase in intellectual property prosecution and maintenance expenses of $206,000.

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

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Other Income (Expense)	$(2,232)	$(1,520)	$(622)	$(712)	47%	$(898)	144%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to an increase in interest expense of $1,506,000 on amounts due under our debt facility, partially offset by an increase in interest income of $385,000 and an increase of $415,000 related to foreign currency fluctuations.

The change in other income (expense) for the year ended December 31, 2016, compared to the year ended December 31, 2015, was due primarily to an increase in interest expense of $655,000 under our debt facility, and a decrease in income as a result of less interest earned on marketable securities of $217,000 in the current period.

	Years ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Income Tax Expense	$101	$100	$40	$1	1%	$60	150%

Due to net losses incurred, the tax provisions recorded relate to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries. Income tax expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, remained consistent and related primarily to international income taxes. The increase for the year ended December 31, 2016 compared to December 31, 2015, was primarily a result of international income taxes due to increased foreign operations.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from operations each year and have not yet achieved profitability. As of December 31, 2017, we had $67,664,000 of working capital, including $71,990,000 in cash, cash equivalents, and marketable securities.

Cash Flows
The following table shows cash flow information for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(53,422)	$(35,637)	$(31,915)
Cash provided by (used in) investing activities	(24,908)	(24,123)	19,321
Cash provided by financing activities	89,050	40,359	11,133
Effect of exchange rate changes on cash	75	(25)	(9)
Net increase (decrease) in cash and cash equivalents	$10,795	$(19,426)	$(1,470)

Cash flows used in operating activities
Net cash used in operating activities increased $17,785,000 to $53,422,000 for the year ended December 31, 2017, compared to $35,637,000 for the year ended December 31, 2016. The increase in cash used in operating activities was primarily due to an $11,249,000 increase in net loss and a $12,317,000 increase from changes in operating assets and liabilities. The main factors affecting the change in operating assets and liabilities included an increase in inventory purchases and accounts receivable, and decreases in accounts payables, accrued compensation, and other liabilities. These increases were partially offset by non-cash adjustments of $5,781,000, including increased stock-based compensation expense of $2,934,000, an increase in depreciation and amortization expense of $1,401,000 and non-cash adjustments to inventory of $1,189,000.

Net cash used in operating activities increased $3,722,000 to $35,637,000 for the year ended December 31, 2016, compared to $31,915,000 for the year ended December 31, 2015. The increase in cash used in operating activities was primarily due to an $8,404,000 increase in our net loss and $535,000 in lower non-cash changes primarily the result of lower stock-based compensation expense, partially offset by an additional $5,217,000 cash inflow from changes in operating assets and liabilities. The main factors affecting operating assets and liabilities included increases in accounts payable, accrued compensation and other liabilities and increases in inventory and accounts receivable.

Cash flows provided by (used in) investing activities
Net cash used in investing activities for the year ended December 31, 2017, compared to the year ended December 31, 2016, increased $785,000 primarily due to an increase in net purchases and sales of marketable securities of $31,420,000, partially offset by decreases in purchases of property, plant, and equipment of $2,185,000, intellectual property milestone payments of $1,000,000, and the maturities of marketable securities of $27,450,000.

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

Cash flows provided by financing activities
Net cash provided by financing activities increased $48,691,000 to $89,050,000 for the year ended December 31, 2017, compared to $40,359,000 for the year ended December 31, 2016, primarily due to a net increase in proceeds from the sale of our common stock of $52,021,000 and an increase in net proceeds from debt issuance of $4,903,000, partially offset by an increase in the repayments of principal borrowings of $7,808,000 and a decrease in proceeds from the exercise of employee stock options of $425,000.

Net cash provided by financing activities increased $29,226,000 to $40,359,000 for the year ended December 31, 2016, compared to $11,133,000 for the year ended December 31, 2015, primarily due to a $28,893,000 increase in net proceeds generated from from an at-the-market equity offering, and an absence of debt issuance costs of $628,000 incurred in the prior year, partially offset by a decrease in proceeds from the exercise of employee stock options of $277,000.

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
Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained up to $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. As of June 2017, we borrowed all $35,000,000 under the terms loans as provided in the LSA. As of December 31, 2017, we had not borrowed any of the $5,000,000 available under the revolving loan.

In December 2017, we and the lenders agreed to extend the interest-only period in respect of amounts borrowed under the LSA, or the Interest-Only Period, until August 1, 2018 and the final maturity date on which all of our loans, debts, obligations and other liabilities under the LSA become due, or the Final Maturity Date, until October 12, 2019. We may further extend the Interest-Only Period until January 1, 2019 and the Final Maturity Date until March 12, 2020, subject in each case to the satisfaction of certain financial conditions.

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

The Offering was completed on June 19, 2017, pursuant to which we sold a total of 7,340,424 shares of our common stock for gross proceeds of $86,250,000. We incurred $5,175,000 in related transaction costs, comprised of underwriting discounts and commissions paid in accordance with the Underwriting Agreement, and approximately $345,000 in additional miscellaneous offering expenses.

Equity Distribution Agreement
On June 14, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which we could, at our discretion, offer and sell, from time to time, through Canaccord shares of our common stock having an aggregate offering price of up to $30,000,000. Under the Distribution Agreement, Canaccord could sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at December 31, 2017.

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

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations (1)	$8,592	$1,868	$5,358	$1,366	$—
Licensing payment obligations	755	635	90	30	—
Total obligations	$9,347	$2,503	$5,448	$1,396	$—
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

Interest Rate Risk

As of December 31, 2017, based on current interest rates and total debt outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GenMark Diagnostics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GenMark Diagnostics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Diego, California
February 27, 2018

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2017	2016
ASSETS:
Current Assets:
Cash and cash equivalents	$26,754	$15,959
Short-term marketable securities	45,236	25,607
Accounts receivable, net of allowances of $2,754 and $2,740, respectively	10,676	9,048
Inventories	10,949	6,633
Prepaid expenses and other current assets	1,792	1,202
Total current assets	95,407	58,449

Property and equipment, net	22,581	18,268
Intangible assets, net	2,624	2,670
Restricted cash	758	758
Other long-term assets	192	179
Total assets	$121,562	$80,324

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$11,171	$8,703
Accrued compensation	5,419	5,650
Current portion of long-term debt	7,927	7,935
Other current liabilities	3,226	4,133
Total current liabilities	27,743	26,421

Deferred rent	3,059	3,652
Long-term debt	20,099	11,880
Other noncurrent liabilities	241	220
Total liabilities	51,142	42,173

Commitments and contingencies - See Note 7

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 55,066 and 46,554 shares issued and outstanding, respectively	6	4
Additional paid-in capital	487,525	393,322
Accumulated deficit	(417,120)	(355,270)
Accumulated other comprehensive income	9	95
Total stockholders’ equity	70,420	38,151
Total liabilities and stockholders’ equity	$121,562	$80,324

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenue
Product revenue	$52,260	$48,914	$39,029
License and other revenue	259	360	382
Total revenue	52,519	49,274	39,411
Cost of revenue	32,514	19,700	15,317
Gross profit	20,005	29,574	24,094
Operating expenses:
Sales and marketing	20,557	14,734	14,385
General and administrative	16,205	14,363	13,772
Research and development	42,760	49,458	37,472
Total operating expenses	79,522	78,555	65,629
Loss from operations	(59,517)	(48,981)	(41,535)
Other income (expense):
Interest income	561	176	125
Interest expense	(3,042)	(1,536)	(880)
Other income (expense)	249	(160)	133
Total other income (expense)	(2,232)	(1,520)	(622)
Loss before provision for income taxes	(61,749)	(50,501)	(42,157)
Income tax expense	101	100	40
Net loss	$(61,850)	$(50,601)	$(42,197)
Net loss per share, basic and diluted	$(1.21)	$(1.15)	$(1.00)
Weighted average number of shares outstanding basic and diluted	51,169	44,100	42,157

Other comprehensive loss
Net loss	$(61,850)	$(50,601)	$(42,197)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(84)	77	36
Net unrealized losses on marketable securities, net of tax	(2)	(11)	3
Total other comprehensive income/(loss)	(86)	66	39
Total comprehensive loss	$(61,936)	$(50,535)	$(42,158)

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2014	41,859	$4	$340,502	$(10)	$(262,472)	$78,024
Issuance of stock in lieu of accrued bonuses	105	—	863	—	—	863
Stock-based compensation expense	—	—	9,995	—	—	9,995
Issuance of employee stock purchase plan shares	122	—	884	—	—	884
Restricted stock awards issued, net of cancellations	284	—	—	—	—	—
Shares issued under stock-based compensation plans	181	—	989	—	—	989
Net loss	—	—	—	—	(42,197)	(42,197)
Foreign currency translation adjustments	—	—	—	36	—	36
Unrealized gain on marketable securities	—	—	—	3	—	3
Balance—December 31, 2015	42,551	4	353,233	29	(304,669)	48,597
Issuance of stock in lieu of accrued bonuses	28	—	364	—	—	364
Stock-based compensation expense	—	—	9,236	—	—	9,236
Issuance of employee stock purchase plan shares	138	—	921	—	—	921
Restricted stock awards issued, net of cancellations	421	—	—	—	—	—
Shares issued under stock-based compensation plans	99	—	712	—	—	712
Issuance of common stock, net of offering expenses	3,317	—	28,856	—	—	28,856
Net loss	—	—	—	—	(50,601)	(50,601)
Foreign currency translation adjustments	—	—	—	77	—	77
Unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Balance—December 31, 2016	46,554	4	393,322	95	(355,270)	38,151
Stock-based compensation expense	—	—	12,170	—	—	12,170
Issuance of employee stock purchase plan shares	175	—	1,016	—	—	1,016
Restricted stock awards issued, net of cancellations	955	—	—	—	—	—
Shares issued under stock-based compensation plans	42	—	287	—	—	287
Issuance of common stock, net of offering expenses	7,340	2	80,730	—	—	80,732
Net loss	—	—	—	—	(61,850)	(61,850)
Foreign currency translation adjustments	—	—	—	(84)	—	(84)
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Balance—December 31, 2017	55,066	$6	$487,525	$9	$(417,120)	$70,420

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(61,850)	$(50,601)	$(42,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,317	3,916	3,405
Net amortization/(accretion) of premiums/discounts on investments	(39)	89	180
Gain on sale of investment in preferred stock	—	(9)	(223)
Amortization of deferred debt issuance costs	1,132	388	285
Stock-based compensation	12,170	9,236	9,995
Provision for bad debt	14	13	25
Non-cash inventory adjustments	1,323	134	594
Other non-cash adjustments	(224)	145	186
Changes in operating assets and liabilities:
Accounts receivable	(1,555)	(2,250)	(1,983)
Inventories	(10,512)	(3,450)	(1,286)
Prepaid expenses and other assets	(599)	(613)	(36)
Accounts payable	2,557	4,105	(757)
Accrued compensation	(263)	2,172	(458)
Other current and non-current liabilities	(893)	1,088	355
Net cash used in operating activities	(53,422)	(35,637)	(31,915)
Investing activities:
Payments for intellectual property licenses	(500)	(1,500)	(550)
Purchases of property and equipment	(4,815)	(7,000)	(3,756)
Purchases of marketable securities	(70,989)	(33,688)	(22,646)
Proceeds from sales of marketable securities	13,896	8,015	223
Maturities of marketable securities	37,500	10,050	46,050
Net cash provided by (used in) investing activities	(24,908)	(24,123)	19,321
Financing activities:
Proceeds from issuance of common stock	87,267	30,920	884
Costs incurred in conjunction with public offering	(5,469)	(1,143)	—
Principal repayment of borrowings	(7,848)	(40)	(22)
Proceeds from borrowings	15,000	10,000	10,000
Costs associated with debt issuance	(187)	(90)	(718)
Proceeds from stock option exercises	287	712	989
Net cash provided by financing activities	89,050	40,359	11,133
Effect of exchange rate changes on cash	75	(25)	(9)
Net increase (decrease) in cash and cash equivalents	10,795	(19,426)	(1,470)
Cash and cash equivalents at beginning of year	15,959	35,385	36,855
Cash and cash equivalents at end of year	$26,754	$15,959	$35,385
Non-cash investing and financing activities:
Transfer of systems from property and equipment into inventory	$4,885	$263	$225
Property and equipment costs incurred but not paid included in accounts payable	$227	$1,159	$146
Intellectual property acquisition included in accrued expenses	$—	$—	$800
Supplemental cash flow information:
Cash paid for interest	$1,643	$1,130	$572
Cash paid for income taxes, net	$61	$65	$10
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

The Company is a leading provider of multiplex molecular solutions designed to enhance patient care, improve key quality metrics, and reduce the total cost-of-care. The Company's products include the XT-8 instrument and related diagnostic and research tests, as well as certain custom manufactured reagents, collectively referred to as the XT-8 system. Additionally, the Company offers a sample-to-answer ePlex instrument and associated molecular diagnostic panels. The Company sells its products in the U.S. and Europe directly and through distributors.

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $417,120,000 at December 31, 2017. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents, and marketable securities at December 31, 2017 totaled $71,990,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee related compensation accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual results could differ from those estimates.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and includes $758,000 as of December 31, 2017 held as security for the Company’s letter of credit with Banc of California.

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

The allowance for doubtful accounts as of December 31, 2017 and 2016, comprised the following (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2015	$2,727
Provision for doubtful accounts	13
Balance at December 31, 2016	$2,740
Provision for doubtful accounts	14
Balance at December 31, 2017	$2,754

The Company has included $2,702,000 in the allowance for doubtful accounts as of December 31, 2017 and 2016 for past due amounts from its former customer, Natural Molecular Testing Corporation.

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

Property and Equipment, net
Property, equipment and leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are:

Plant and Machinery	3 – 5 years
Instruments	4 – 5 years
Office equipment	3 – 7 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset

Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including performance evaluation programs, or PEPs, and reagent rental agreements. Instruments are placed with customers under PEPs for limited evaluation periods and the Company retains title to the instruments under these arrangements. Maintenance and repair costs are expensed as incurred.

Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization for assets noted as capital leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms.

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

Impairment of Long-Lived Assets
The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted cash flows. The Company did not recognize any impairment charges during the years ended December 31, 2017, 2016, and 2015.

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

In the years ended December 31, 2017, 2016 and 2015, Laboratory Corporation of America, Inc. represented 17%, 27%, and 17%, respectively, of the Company's total revenue.

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

Product warranty reserve activity for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Beginning balance	$219	$118	$195
Warranty expenses incurred	(1,160)	(421)	(430)
Provisions	1,411	522	353
Ending balance	$470	$219	$118

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

Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, shares purchased under the Company's 2013 Employee Stock Purchase Plan, or ESPP, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services. The compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. The stock-based compensation expense is recorded in cost of revenues, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function.

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

Foreign Currency Translation
The Company translates the assets and liabilities of the Company's entities outside the U.S. into U.S. Dollars based on the foreign currency exchange rates at the end of each period. Gains or losses resulting from these foreign currency translations are recorded in accumulated comprehensive loss in the consolidated statement of stockholders' equity. Foreign currency translation impacts recorded in accumulated other comprehensive loss for the years ended December 31, 2017, 2016, and 2015 were $84,000, $77,000, and $36,000, respectively.

Revenue and expenses are translated at weighted average exchange rates during the applicable period. Transactions in foreign currencies were recognized using the rate of exchange prevailing at the date of the transaction. Foreign exchange gains, which are included in the accompanying consolidated statements of operations, totaled $225,000, $169,000, and $91,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and relate primarily to transactions denominated in Euros.

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

The calculations of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 did not include the effects of the following stock options or other unvested equity awards which were outstanding as of the end of each year because the inclusion of these securities would have been anti-dilutive (in thousands).

	Year Ended December 31,
	2017	2016	2015
Options outstanding to purchase common stock	2,490	2,570	3,004
Other unvested equity awards	2,307	2,000	1,267
Total	4,797	4,570	4,271

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

	December 31,
	2017	2016
Laboratory Corporation of America, Inc.	23%	33%

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

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included in the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method for each period presented. Early adoption is permitted. The Company will adopt ASU 2016-18 in the first quarter of 2018 and anticipates the impact of adoption will result in a beginning and ending cash balance increase of approximately $758,000. The Company does not anticipate a material impact on its cash flow resulting from fluctuations in the restricted cash balance.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2017 and elected to apply this adoption prospectively. The adoption of the guidance resulted in excess tax benefits for which a benefit could not be previously recognized of approximately $1,976,000. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings, including a corresponding change to the valuation allowance. Due to the full valuation allowance on the Company's U.S. deferred tax assets, there was no impact to the consolidated financial statements as a result of adoption and, therefore, no adjustments to prior period were needed. The Company continues to record stock-based compensation expense net of estimated forfeitures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company believes that adoption will modify its analysis and disclosures of lease agreements because operating agreements are a significant portion of the Company's total lease commitments. The Company is in the process of determining the effects adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard (and all subsequent amendments) is based on the principle that revenue should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services. The new standard provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.

Companies are to apply the standard using either the full retrospective method by applying the standard to each prior reporting period presented, or the modified retrospective method. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized, at the effective date of adoption of the standard, directly to retained earnings. The Company will adopt the standard under the modified retrospective method in the first quarter of 2018.

The Company has assessed impact of the new standard with the Company's current accounting policies for customer contracts and related disclosures and has not identified any accounting policy changes that would materially impact the amount or timing of revenues reported. Based on the analysis of open contracts as of December 31, 2017, the cumulative effect of applying the new standard is not material.

3. Intangible Assets, net

Intangible assets as of December 31, 2017 and 2016 comprised the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$4,750	$(2,126)	$2,624	$4,250	$(1,580)	$2,670

In July 2012, the Company entered into a development collaboration and license agreement with Advanced Liquid Logic, Inc., or ALL, which was acquired by Illumina, Inc. in July 2013. Under the terms of the agreement, the Company established a collaborative program to develop in-vitro diagnostic products incorporating ALL’s proprietary electrowetting technology in conjunction with the Company’s electrochemical detection technology. The Company paid ALL an upfront license payment of $250,000 and agreed to pay up to $1,750,000 in potential additional milestone payments. In June 2017, the Company satisfied the final commercial milestone under this agreement requiring the payment of $500,000, which was recorded as licensed intellectual property.

Intellectual property licenses had a weighted average remaining amortization period of 4.43 years as of December 31, 2017. Amortization expense for intangible assets amounted to $546,000, $406,000, and $294,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2018	$593
2019	593
2020	593
2021	593
2022	252
Total	$2,624

4. Stockholders’ Equity
On June 13, 2017, the Company entered into an Underwriting Agreement, or the Underwriting Agreement, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as joint book-running managers and as representatives of the underwriters, or the Underwriters, relating to the issuance and sale of 6,382,978 shares of the Company's common stock, or the Offering. The price to the public in the Underwriting Agreement was $11.75 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 957,446 shares of common stock.

The Offering was completed on June 19, 2017, pursuant to which the Company sold a total of 7,340,424 shares of its common stock for gross proceeds of $86,250,000. The Company incurred $5,520,000 in related transaction costs, comprising underwriting discounts and commissions of $5,175,000 paid in accordance with the Underwriting Agreement, and approximately $345,000 in additional miscellaneous offering expenses.

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

5. Stock-Based Compensation

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan, which provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, restricted stock bonuses and other stock-based awards. Employee participation in the 2010 Plan is at the discretion of the compensation committee of the board of directors of the Company. As of December 31, 2017, there were 650,142 shares available for future grant of awards under the 2010 Plan.

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

Stock Options
All stock options granted under the 2010 Plan are exercisable at a price equal to the closing quoted market price of the Company’s shares on the NASDAQ Global Market on the date of grant and vest over a period of 4 years. Stock options are generally exercisable for a period up to 10 years after grant and are forfeited if employment is terminated before the options vest.

The following table summarizes stock option activity during the year ended December 31, 2017:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2016	2,569,550	$9.53
Granted	—	$—
Exercised	(42,466)	$6.77
Canceled	(36,619)	$8.67
Outstanding at December 31, 2017	2,490,465	$9.59
Vested and expected to vest at December 31, 2017	2,474,976	$9.57
Exercisable at December 31, 2017	2,271,442	$9.29

No stock options were granted in the year ended December 31, 2017. The weighted average fair value of stock options granted during the years ended December 31, 2016 and 2015 was $2.27 and $6.02 per share, respectively. Options that were exercisable as of December 31, 2017 had a remaining weighted average contractual term of 4.97 years and an aggregate intrinsic value of $61,000. As of December 31, 2017, there was $1,165,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 0.86 years. The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $173,000, $184,000 and $930,000, respectively. As of December 31, 2017, there were 2,490,465 stock options outstanding, which had a remaining weighted average contractual term of 5.14 years and an aggregate intrinsic value of $61,000.

The Company uses the Black-Scholes model to estimate the fair value on the date of grant of stock options. The assumptions used in the valuation of stock options granted in the years ended December 31, 2017, 2016 and 2015, are summarized in the following table:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	—%	51%	49%
Expected life (years)	—	5.90	6.06
Risk free rate	—%	1.35%	1.67%
Expected dividend yield	—%	—%	—%

Restricted Stock Awards and Units
In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. Restricted stock awards or units may be granted at the discretion of the compensation committee of the board of directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire after the grant date in accordance with specific provisions in the applicable award agreement.

The Company’s restricted stock activity for the year ended December 31, 2017 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	156	$11.19	1,766,123	$7.18
Granted	—	$—	1,257,950	$10.65
Vested	(156)	$11.19	(761,201)	$7.14
Canceled	—	$—	(189,432)	$8.97
Unvested at December 31, 2017	—	$—	2,073,440	$9.14

As of December 31, 2017, all compensation expense related to restricted stock awards has been recognized. The total fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $2,000, $190,000 and $580,000, respectively.

As of December 31, 2017, there was $12,244,000 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.55 years. The total fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $7,813,000, $3,192,000 and $4,457,000, respectively.

Market-Based and Performance Stock Units
The Company issued market-based stock units in February 2017, 2016, and 2015, which may result in the recipient receiving shares of stock equal to up to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant. As of December 31, 2017, there was $1,088,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.86 years. Based on performance, no market-stock units vested in the year ended December 31, 2017. The total fair value of market-stock units that vested during the years ended December 31, 2016 and 2015 was $2,433,000 and $29,000, respectively.

The Company’s market-based stock unit activity for the year ended December 31, 2017 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	150,871	$11.10
Units granted	166,434	$13.82
Vested	—	$—
Canceled	(83,562)	$17.13
Unvested at December 31, 2017	233,743	$10.88

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	54%	49%	45%
Risk-free interest rate	1.50%	0.90%	1.10%
Expected dividend	—%	—%	—%
Weighted average fair value	$13.82	$4.94	$18.07

The Company granted 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depended on obtaining regulatory clearance of a designated number of ePlex products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. On December 31, 2014, 10,800 units were earned and vested with a total fair value of $147,000. On each of December 31, 2017, 2016, and 2015, 10,800 units were forfeited and canceled as the related performance metrics were not achieved by such dates. As of December 31, 2017, all compensation related to the performance-based restricted stock units has been recognized.

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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's board of directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of December 31, 2017, there were 93,116 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As a result, stock-based compensation expense related to the ESPP has been recorded during the year ended December 31, 2017.

A summary of ESPP activity for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016	2015
Shares issued	174,723	138,058	122,245
Weighted average fair value of shares issued	$5.82	$6.67	$7.22
Employee purchases	$1,016	$921	$884

The Company uses the Black-Scholes model to estimate the fair value on the date of grant for ESPP purchase rights. The assumptions used in the valuation for the years ended December 31, 2017, 2016 and 2015, are summarized in the following table:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	90% - 36%	69% - 52%	63% - 43%
Expected life (years)	0.50	0.50	0.50
Risk free rate	1.5% - 0.6%	0.6% - 0.4%	0.4% - 0.1%
Expected dividend yield	—%	—%	—%

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the consolidated statements of comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$546	$258	$209
Sales and marketing	2,819	2,329	3,050
Research and development	3,039	2,482	2,498
General and administrative	5,766	4,167	4,238
Total stock-based compensation expense	$12,170	$9,236	$9,995

No stock-based compensation was capitalized during the periods presented, and there was no unrecognized tax benefit related to stock-based compensation for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Income Taxes

The Company's income (loss) before provision (benefit) for income taxes for the years ended December 31, 2017, 2016, and 2015, respectively, was generated in the following jurisdictions (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$(62,495)	$(50,651)	$(42,221)
Foreign	746	150	64
Total loss before income taxes	$(61,749)	$(50,501)	$(42,157)

The components of income tax expense (benefit) were as follows for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current expense (benefit):
U.S. Federal	$(1)	$11	$—
State	22	35	18
Foreign	80	51	29
Total current expense	101	97	47
Deferred expense (benefit):
U.S. Federal	—	2	(6)
State	—	1	(1)
Total deferred expense	—	3	(7)
Provision for income taxes	$101	$100	$40

The components of net deferred income taxes consisted of the following at December 31, 2017 and 2016, respectively (in thousands):

	As of December 31,
	2017	2016
Deferred income tax assets:
NOL and credit carryforwards	$64,486	$74,375
Compensation accruals	4,143	4,660
Accruals and reserves	2,207	3,437
State tax provision	5	8
Inventory adjustments	1,329	996
Intangible assets	455	645
Other	65	144
Gross deferred tax assets	72,690	84,265
Less: valuation allowance	(71,464)	(82,481)
Total deferred tax assets	1,226	1,784
Deferred income tax liabilities:
Depreciation	1,226	1,784
Total deferred tax liabilities	1,226	1,784
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2017, 2016, and 2015, respectively, as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	(0.2)%	(0.3)%	(0.1)%
State taxes	2.8%	2.3%	2.4%
Executive compensation limitation	(0.5)%	(0.1)%	(0.8)%
Tax reform	(59.0)%	—%	—%
Stock-based compensation	1.4%	(3.5)%	(1.4)%
Other	0.2%	(0.4)%	1.9%
Valuation allowance	21.1%	(32.2)%	(36.9)%
Total tax provision	(0.2)%	(0.2)%	(0.9)%

The Company had federal net operating loss (NOL) carryforwards available of approximately $264,400,000 as of December 31, 2017 after consideration of limitations under Section 382 of the Internal Revenue Code, or Section 382, as further described below. Additionally, the Company had state NOL carryforwards available of $186,900,000 as of December 31, 2017. These federal and state NOLs may be used to offset future taxable income and will begin to expire in 2025 and 2018, respectively.

The Company adopted ASU 2016-09 in the first quarter of 2017. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies related to share-based payment to employees in additional paid-in capital. Instead, all income tax effects of awards will be recognized in the income statement when awards vest or are settled. All excess tax benefits not previously recognized were to be recorded to retained earnings as a cumulative effect adjustment upon adoption. Upon adoption, no adjustment to retained earnings was necessary due to the Company’s valuation allowance position. Approximately $1,976,000 attributable to excess tax benefits on stock compensation that had not been previously recognized was added to the deferred tax asset for NOLs with a corresponding increase to the valuation allowance.

The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was completed through December 31, 2017. As a result of this assessment, the Company determined that it experienced multiple ownership changes through 2017 which will limit the future utilization of NOL carryforwards. The Company has reduced its deferred tax assets related to NOL carryovers that are anticipated to expire unused as a result of ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Additionally, future ownership changes may further impact the utilization of existing NOLs.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Based on this evaluation, as of December 31, 2017, a valuation allowance of $71,464,000 has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company's projections for growth.

The Tax Cuts and Jobs Act, or the Jobs Act, was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Jobs Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements as of December 31, 2017. As a result of the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, the Company recorded an expense of $36,400,000, which was fully offset by a corresponding decrease in its valuation allowance. The one-time transition tax is based on the total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. In aggregate, the Company has a deficit in post-1986 E&P from its foreign subsidiaries resulting in no increase in income tax expense. No amounts have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. As additional guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts recorded. The Company expects to complete the accounting for tax effects of the Jobs Act in 2018.

The Company applies the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017 and December 31, 2016, the Company had not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company's Federal and state tax returns since inception are subject to examination due to the carryover of net operating losses. As of December 31, 2017, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where the Company has operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

7. Commitments and Contingencies

Leases
The Company has lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged were $1,654,000, $1,871,000 and $1,233,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Pursuant to the Company’s lease agreements, a portion of the monthly rent has been deferred. The balance deferred at December 31, 2017 and 2016 was $3,652,000 and $4,097,000, respectively.

Annual future minimum obligations for leases as of December 31, 2017 are as follows (in thousands):

Years Ending December 31,	Amount
2018	$1,868
2019	1,989
2020	1,997
2021	1,372
2022	771
Thereafter	595
Total minimum lease payments	$8,592

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

8. Inventories

Inventory on hand as of December 31, 2017 and 2016 comprised the following (in thousands):

	December 31,
	2017	2016
Raw materials	$4,534	$2,171
Work-in-process	3,638	1,488
Finished goods	2,777	2,974
Total inventory	$10,949	$6,633

9. Property and Equipment, net

Property and equipment comprised the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Property and equipment–at cost:
Plant and machinery	$13,762	$10,145
Instruments	13,347	9,869
Office equipment	1,948	1,714
Leasehold improvements	10,480	10,100
Total property and equipment–at cost	39,537	31,828
Accumulated depreciation and amortization	(16,956)	(13,560)
Total property and equipment, net	$22,581	$18,268

Depreciation expense was $4,771,000, $3,510,000 and $3,112,000 for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company disposed of certain assets no longer in use with a net book value of $207,000, $76,000, and $153,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

10. Loan Payable

As of December 31, 2017 and 2016, long-term debt consisted of the following (in thousands):

	December 31,
	2017	2016
Term Loans
Term Loan A - 6.9% principal	$10,000	$10,000
Term Loan B - 6.9% principal	10,000	10,000
Term Loan C - 7.4% principal	15,000	—
Final fee obligation	2,429	400
Repayment of principal	(7,762)	—
Unamortized issuance costs	(1,641)	(585)
Total debt, net	28,026	19,815
Current portion of long-term debt	(7,927)	(7,935)
Long-term debt	$20,099	$11,880

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000. As of December 31, 2017, the Company had borrowed all $35,000,000 under the term loans as provided in the the LSA.

The term loans will accrue interest at a rate equal to (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the term loans from the applicable funding date until August 1, 2018, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by October 12, 2019, or the Maturity Date. The Company may further extend the Interest-Only Period until January 1, 2019 and the Final Maturity Date until March 12, 2020, subject in each case to the satisfaction of certain financial conditions. Interest expense recognized on the term loans for the years ended December 31, 2017, 2016, and 2015 totaled $1,820,000, $1,184,000, and $611,000, respectively.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. As of December 31, 2017, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under the revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of December 31, 2017, the Company had not borrowed any amounts pursuant the revolving loan facility. Interest expense recognized for the unused revolving loan facility fee for the years ended December 31, 2017, 2016, and 2015 was $35,000, $42,000, and $34,000, respectively.

Debt Issuance Costs
As of December 31, 2017 and 2016, the Company had $1,641,000 and $585,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the twelve months ended December 31, 2017, 2016, and 2015, amortization of debt issuance costs were $1,132,000, $298,000, and $208,000, respectively, which was included in interest expense in the Company's consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of December 31, 2017.

11. Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. The Company may make matching contributions under the 401(k) plan; however, the Company has not made any such contributions to date.

12. Other Current Liabilities

Other current liabilities as of December 31, 2017 and 2016 comprised the following (in thousands):

	December 31,
	2017	2016
Accrued royalties	$605	$949
Accrued warranties	469	219
Accrued tenant improvements	—	789
Deferred revenue	448	658
Other accrued liabilities	1,704	1,518
Total other current liabilities	$3,226	$4,133

13. Fair Value of Financial Instruments

The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31, 2017 and 2016, respectively, (in thousands):

	December 31, 2017
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$6,362	$—	$—	$6,362
Corporate notes and bonds	—	1,498	—	1,498
Marketable securities
Corporate notes and bonds	—	26,278	—	26,278
U.S. government and agency securities	—	11,976	—	11,976
Commercial paper	—	6,982	—	6,982
Total	$6,362	$46,734	$—	$53,096

	December 31, 2016
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$556	$—	$—	$556
Marketable securities
Corporate notes and bonds	—	18,821	—	18,821
U.S. government and agency securities	—	3,503	—	3,503
Commercial paper	—	3,283	—	3,283
Total	$556	$25,607	$—	$26,163

At December 31, 2017, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

14. Marketable Securities

The following table summarizes the Company’s marketable securities at December 31, 2017 and 2016 (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$26,303	$—	$(25)	$26,278
U.S. government and agency securities	11,981	—	(5)	11,976
Commercial paper	6,982	—	—	6,982
Total marketable securities	$45,266	$—	$(30)	$45,236

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,846	$—	$(25)	$18,821
U.S. government and agency securities	3,506	—	(3)	3,503
Commercial paper	3,283	—	—	3,283
Total marketable securities	$25,635	$—	$(28)	$25,607

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,266	$45,236
Due after one year through two years	—	—
Total	$45,266	$45,236

During 2013, the Company sold its preferred stock investment in ALL in connection with ALL's acquisition by Illumina, Inc., resulting in a $1,392,000 realized gain. Additionally, in 2016 and 2015 the Company received $9,000 and $223,000, respectively, related to the release of escrowed proceeds.

15. Quarterly financial data (unaudited)

The following tables show a summary of the Company’s quarterly financial results for each of the four quarters of 2017 and 2016 (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Total revenue	$12,535	$12,359	$11,603	$16,022
Gross profit	$6,183	$4,884	$4,203	$4,735
Loss from operations	$(13,556)	$(17,267)	$(14,731)	$(13,963)
Net loss	$(13,917)	$(17,989)	$(15,408)	$(14,536)
Earnings per share data (1):
Net loss per common share—basic and diluted	$(0.30)	$(0.37)	$(0.28)	$(0.26)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Total revenue	$11,064	$12,512	$10,813	$14,885
Gross profit	$6,689	$7,792	$6,451	$8,642
Loss from operations	$(12,708)	$(12,588)	$(11,627)	$(12,058)
Net loss	$(12,958)	$(12,907)	$(12,058)	$(12,678)
Earnings per share data (1):
Net loss per common share—basic and diluted	$(0.30)	$(0.30)	$(0.27)	$(0.27)

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the sum of the quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GenMark Diagnostics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited GenMark Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, GenMark Diagnostics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Diego, California
February 27, 2018

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders, or the Proxy Statement.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, which is available on our website at www.genmarkdx.com in the Investor Relations section under “Corporate Governance.” If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code of business conduct and ethics to any executive officer or director, we will promptly disclose, within four business days of such amendment or waiver, the nature of the amendment or waiver on our website. The information on, or that can be accessed from, our website is not incorporated by reference into this Annual Report.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits

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

Exhibit	Description

10.9
Amendment Number One to Development Collaboration and License Agreement, effective as of January 18, 2016, by and among Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc., Advanced Liquid Logic, Inc., and Illumina, Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016). †

10.10
Loan and Security Agreement dated as of January 12, 2015 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, General Electric Capital Corporation, and certain other financial institutions as lenders (incorporated by reference herein to our Form 10-Q filed with the SEC on May 5, 2015). †

10.11
Amendment to Loan and Security Agreement dated September 30, 2015 by and among GenMark Diagnostics, Inc., as borrower, General Electric Capital Corporation, as agent and lender, and the lenders signatory thereto (incorporated by reference herein to our Form 10-Q filed with the SEC on October 27, 2015). †

10.12
Letter agreement dated March 17, 2016 by and among GenMark Diagnostics, Inc., as borrower, Healthcare Financial Solutions, LLC, as agent and lender, and the lenders signatory thereto (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016). †

10.13
First Amendment to Loan and Security Agreement dated July 27, 2016 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on November 3, 2016). †

10.14
Second Amendment to Loan and Security Agreement dated as of February 27, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 2, 2017).

10.15
Third Amendment to Loan and Security Agreement dated as of May 31, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on August 1, 2017).

10.16
Fourth Amendment to Loan and Security Agreement dated as of June 7, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on August 1, 2017).

10.17
Fifth Amendment to Loan and Security Agreement dated as of June 7, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders. + ✓

10.18
Manufacturing and Supply Agreement, dated December 15, 2015, by and between Plexus Corp. and Clinical Micro Sensors, Inc. d.b.a GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-K filed with the SEC on February 28, 2017).

10.19	Form of Market Stock Units Grant Notice and Award Agreement (incorporated by reference herein from our Form 10-Q filed with the SEC on May 5, 2015). *

10.20	The GenMark Diagnostics, Inc. 2016 Bonus Plan (incorporated by reference herein to our Form 8-K as filed with the SEC on February 24, 2016). *

10.21	The GenMark Diagnostics, Inc. 2017 Bonus Plan (incorporated by reference herein from our Form 8-K as filed with the SEC on February 24, 2017). *

10.22	GenMark Diagnostics, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2014). *

10.21	Form of Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010). *

10.22	Form of Restricted Stock Agreement (incorporated by reference herein to our Form 10-Q as filed with the SEC on November 9, 2010). *

10.23	Form of Restricted Stock Units Grant Notice and Agreement (incorporated by reference herein to our Form 8-K as filed with the SEC on March 12, 2013). *

10.24	Form of Amendment of Restricted Stock, Restricted Stock Unit and/or Stock Option Agreement(s) (incorporated by reference herein to our Form 10-K filed with the SEC on February 28, 2017). *

Exhibit	Description

10.25	GenMark Diagnostics, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 5, 2013). *

10.26	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010). *

10.27
Executive Employment Agreement, dated as of April 5, 2011, by and between GenMark Diagnostics, Inc. and Hany Massarany (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 13, 2011). *

10.28
Employment Offer Letter effective May 7, 2014 by and between GenMark Diagnostics, Inc. and Scott Mendel (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 12, 2014). *

10.29
GenMark Diagnostics, Inc. Non-Plan Stock Option Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014). *

10.30
GenMark Diagnostics, Inc. Non-Plan Restricted Stock Units Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014). *

10.31
Executive Employment Agreement dated April 13, 2010 by and between Osmetech Molecular Diagnostics and Jennifer Williams (incorporated by reference herein from our Form 10-K as filed with the SEC on March 14, 2013). *

10.32
Executive Employment Agreement dated October 12, 2012 by and between GenMark Diagnostics, Inc. and Eric Stier (incorporated by reference herein form our Form 10-K as filed with the SEC on February 28,2017). *

10.33
Equity Distribution Agreement dated June 14, 2016 by and between GenMark Diagnostics, Inc. and Canaccord Genuity Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on July 28, 2016).

10.3
Underwriting Agreement, dated June 13, 2017, by and among GenMark Diagnostics, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 14, 2017).

21.1	List of Subsidiaries (incorporated by reference to our Form 10-K as filed with the SEC on February 24, 2015).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. ✓

24.1	Power of Attorney (included on the signature page hereto).✓

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. ✓

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. ✓

32.1	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350. ✓

32.2	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350. ✓

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

_____________________

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

✓	Included in this filing.

†	Confidential treatment has been granted with respect to certain portions of this exhibit.

+	GenMark has requested confidential treatment with respect to certain portions of this exhibit.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

GENMARK DIAGNOSTICS, INC.

By:	/s/ HANY MASSARANY
Name:	Hany Massarany
Title:	Chief Executive Officer, President and Director (principal executive officer)

February 27, 2018

By:	/s/ SCOTT MENDEL
Name:	Scott Mendel
Title:	Chief Financial Officer (principal financial and accounting officer)

February 27, 2018

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

Signature	Title	Date

/S/ HANY MASSARANY	President, Chief Executive Officer and Director (principal executive officer)	2/27/2018
Hany Massarany

/S/ SCOTT MENDEL	Chief Financial Officer (principal financial and accounting officer)	2/27/2018
Scott Mendel

/S/ JAMES FOX	Chairman of the Board	2/27/2018
James Fox

/S/ DARYL J. FAULKNER	Director	2/27/2018
Daryl J. Faulkner

/S/ KEVIN C. O’BOYLE	Director	2/27/2018
Kevin C. O’Boyle

/S/ MICHAEL S. KAGNOFF	Director	2/27/2018
Michael S. Kagnoff

/s/ LISA M. GILES	Director	2/27/2018
Lisa M. Giles