Form 10-Q
period 2018-03-31
GenMark Diagnostics, Inc.
filed 2018-05-01
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on April 27, 2018, was 55,412,410.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS:
Current Assets:
Cash and cash equivalents	$30,278	$26,754
Short-term marketable securities	35,185	45,236
Accounts receivable, net of allowances of $52 and $2,754, respectively	8,081	10,676
Inventories	10,452	10,949
Prepaid expenses and other current assets	1,490	2,216
Total current assets	85,486	95,831

Property and equipment, net	21,881	22,581
Intangible assets, net	2,475	2,624
Restricted cash	758	758
Other long-term assets	507	505
Total assets	$111,107	$122,299

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$9,688	$11,171
Accrued compensation	4,577	5,419
Current portion of long-term debt	13,428	7,927
Other current liabilities	2,912	3,226
Total current liabilities	30,605	27,743

Deferred rent	2,893	3,059
Long-term debt	14,868	20,099
Other noncurrent liabilities	187	241
Total liabilities	48,553	51,142

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 55,412 and 55,066 shares issued and outstanding, respectively	6	6
Additional paid-in capital	490,306	487,525
Accumulated deficit	(427,808)	(416,383)
Accumulated other comprehensive income	50	9
Total stockholders’ equity	62,554	71,157
Total liabilities and stockholders’ equity	$111,107	$122,299

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31,
	March 31,
	2018	2017
Revenue
Product revenue	$20,576	$12,470
License and other revenue	69	65
Total revenue	20,645	12,535
Cost of revenue	16,480	6,352
Gross profit	4,165	6,183
Operating expenses:
Sales and marketing	5,402	4,693
General and administrative	4,133	4,011
Research and development	5,420	11,035
Total operating expenses	14,955	19,739
Loss from operations	(10,790)	(13,556)
Other income (expense):
Interest income	187	52
Interest expense	(788)	(507)
Other income (expense)	(12)	95
Total other income (expense)	(613)	(360)
Loss before provision for income taxes	(11,403)	(13,916)
Income tax expense	20	1
Net loss	$(11,423)	$(13,917)
Net loss per share, basic and diluted	$(0.21)	$(0.30)
Weighted average number of shares outstanding basic and diluted	55,205	46,846

Other comprehensive loss:
Net loss	$(11,423)	$(13,917)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(34)	91
Net unrealized losses on marketable securities, net of tax	8	(16)
Total other comprehensive income/(loss)	(26)	75
Total comprehensive loss	$(11,449)	$(13,842)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities:
Net loss	$(11,423)	$(13,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,740	1,217
Net amortization/(accretion) of premiums/discounts on investments	(42)	19
Amortization of deferred debt issuance costs	290	151
Stock-based compensation	2,724	2,808
Provision for bad debt	—	9
Non-cash inventory adjustments	449	317
Other non-cash adjustments	84	(85)
Changes in operating assets and liabilities:
Accounts receivable	2,566	1,558
Inventories	(526)	(3,118)
Prepaid expenses and other assets	760	(216)
Accounts payable	(1,361)	(2,821)
Accrued compensation	(992)	(1,144)
Other current and non-current liabilities	(321)	(343)
Net cash used in operating activities	(6,052)	(15,565)
Investing activities:
Purchases of property and equipment	(465)	(1,888)
Purchases of marketable securities	(7,900)	—
Proceeds from sales of marketable securities	—	13,896
Maturities of marketable securities	18,000	700
Net cash provided by investing activities	9,635	12,708
Financing activities:
Principal repayment of borrowings	(22)	(6)
Payments associated with debt issuance	(20)	(20)
Proceeds from stock option exercises	17	88
Net cash provided by (used in) financing activities	(25)	62
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(34)	14
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,524	(2,781)
Cash, cash equivalents, and restricted cash at beginning of year	27,512	16,717
Cash, cash equivalents, and restricted cash at end of period	$31,036	$13,936
Non-cash investing and financing activities:
Transfer of systems to property and equipment from inventory	$569	$415
Property and equipment included in accounts payable	$147	$183
Supplemental cash flow information:
Cash paid for income taxes, net	$33	$5
Cash paid for interest	$508	$347

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

GenMark Diagnostics, Inc., the Company or GenMark, was formed by Osmetech plc as a Delaware corporation in February 2010, and had no operations prior to its initial public offering, which was completed in June 2010. The Company is a provider of automated, multiplex molecular diagnostic testing systems that detect and measure DNA and RNA targets to diagnose disease and optimize patient treatment.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 27, 2018. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $427,808,000 as of March 31, 2018. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of March 31, 2018, the Company had available cash, cash equivalents, and marketable securities of $65,463,000 and working capital of $54,881,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included in the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method for each period presented, with early adoption permitted. The Company adopted the new standard in the first quarter of 2018 using the retrospective transition method resulting in an increase in the beginning and ending cash balance of $758,000 for each period presented.

In February 2016, the FASB issued ASU 2016-02, Leases which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company believes that adoption of this guidance will modify its analysis and disclosures of lease agreements because operating agreements are a significant portion of the Company's total lease commitments. The Company is in the process of determining the effects adoption of this guidance will have on its consolidated financial statements and intends to adopt this guidance in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of promised goods or services. The Company adopted the new standard using the modified retrospective transition method. The cumulative effect of applying the new standard as of January 1, 2018 resulted in a net increase in opening retained earnings of $736,000. The impact to retained earnings was driven by the capitalization of certain costs, primarily sales-type commissions. During the three months ended March 31, 2018, the Company recognized $127,000 in expense related to the amortization of the capitalized contract costs which would not have been recorded under the prior revenue standard. Aside from this adjustment to beginning retained earnings and the related amortization of expense during the quarter, the application of this standard did not have a material impact on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2018. We expect the impact of the application of this standard to be immaterial to our consolidated financial statements going forward.

Revenue
The Company recognizes revenue from operations through the sale of products and other services. Product revenue is comprised of the sale of diagnostic tests and instruments.

Revenue is recognized when control of products and services is transferred to the customer in an amount that reflects the consideration that the Company expects to receive from the customer in exchange for those products and services. This process involves identifying the contract with the customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Revenue from product sales is recognized generally upon shipment to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue from instrument services is recognized as the services are rendered, typically evenly over the contract term.

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred or amortized over the estimated contract term when resulting from new contract acquisition efforts.

The Company allocates contract price to each performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is determined by the Company's best estimate of stand-alone selling price using average selling prices over a rolling 12-month period along with a specific assessment of any unique circumstances of the contract. For those products for which there is limited sales history, the Company makes price determination based on similar product sales data.

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue Source:
ePlex	$11,922	$907
XT-8	8,654	11,563
Total product revenue	20,576	12,470
License and other revenue	69	65
Total revenue	$20,645	$12,535

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and included $758,000 as of March 31, 2018, held as security for the Company’s letter of credit with Banc of California.

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

The computations of diluted net loss per share for the three month periods ended March 31, 2018 and 2017 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Options outstanding to purchase common stock	2,454	2,550
Other unvested equity awards	3,759	2,931
Total	6,213	5,481

3. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees and directors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the three months ended March 31, 2018 and 2017, aggregate stock-based compensation expense was $2,724,000 and $2,808,000, respectively.

Stock Options
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

All stock options granted under the 2010 Plan are exercisable at a per share price equal to the closing quoted market price of a share of the Company’s common stock on the NASDAQ Global Market on the grant date and generally vest over a period of four years. Stock options are generally exercisable for a period of up to 10 years after grant and are typically forfeited if employment is terminated before the options vest.

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,490,465	$9.59
Exercised	(4,000)	$4.24
Cancelled	(32,728)	$11.48
Outstanding at March 31, 2018	2,453,737	$9.58
Vested and expected to vest at March 31, 2018	2,444,714	$9.57
Exercisable at March 31, 2018	2,314,735	$9.38

Stock options that were exercisable as of March 31, 2018 had a remaining weighted average contractual term of 4.83 years, and an aggregate intrinsic value of $507,000. As of March 31, 2018, there were 2,453,737 stock options outstanding, which had a remaining weighted average contractual term of 4.94 years and an aggregate intrinsic value of $509,000. No stock options were granted during the three months ended March 31, 2018.

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

Restricted stock units granted under the 2010 Plan generally vest over a period of between one and four years and are typically forfeited if employment is terminated before the restricted stock units vest. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures.

The Company has not granted any restricted stock awards since 2013. As of March 31, 2018, all compensation expense related to restricted stock awards has been recognized and all awards have been fully vested. The total fair value of restricted stock awards that vested during the three months ended March 31, 2017 was $2,000.

The Company’s restricted stock unit activity for the three months ended March 31, 2018 was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,073,440	$9.14
Granted	1,548,350	$4.27
Vested	(342,381)	$9.77
Cancelled	(74,617)	$9.86
Unvested at March 31, 2018	3,204,792	$6.70

As of March 31, 2018, there was $15,120,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.94 years. The total fair value of restricted stock units that vested during the three months ended March 31, 2018 and 2017 was $1,523,000 and $1,920,000, respectively.

Market-Based Stock Units
The Company issued market-based stock units in February 2018, 2017, and 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of March 31, 2018, there was $2,310,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 2.03 years.

The Company’s market-based stock unit activity for the three months ended March 31, 2018 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	233,743	$10.88
Target units granted	320,000	$7.19
Unvested at March 31, 2018	553,743	$8.75

The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018	2017
Expected volatility	65%	54%
Risk-free interest rate	2.40%	1.50%
Expected dividend	—%	—%
Weighted average fair value	$7.19	$13.82

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of March 31, 2018, there were 93,116 shares of common stock available for issuance under the ESPP. In March 2018, the Company’s Board of Directors approved the amendment and restatement of the ESPP to increase the total number of shares authorized for issuance under the ESPP from 650,000 shares to 1,750,000 shares, subject to approval by the Company’s stockholders at the Company’s 2018 Annual Stockholder Meeting to be held on May 24, 2018. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the three months ended March 31, 2018.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$187	$143
Sales and marketing	645	674
Research and development	627	674
General and administrative	1,265	1,317
Total stock-based compensation expense	$2,724	$2,808

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for the three months ended March 31, 2018 and 2017.

4. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of March 31, 2018 and December 31, 2017 (in thousands):

Inventory

	March 31, 2018	December 31, 2017
Raw materials	$3,225	$4,534
Work-in-process	3,012	3,638
Finished goods	4,215	2,777
Total inventories	$10,452	$10,949

Property, Plant and Equipment, Net

	March 31, 2018	December 31, 2017
Property and equipment–at cost:
Plant and machinery	$14,061	$13,762
Instruments	13,676	13,347
Office equipment	2,005	1,948
Leasehold improvements	10,480	10,480
Total property and equipment–at cost	40,222	39,537
Accumulated depreciation and amortization	(18,341)	(16,956)
Total property and equipment, net	$21,881	$22,581

Accrued Warranty
Product warranty reserve activity for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning accrued warranty balance	$470	$219
Warranty expenses incurred	(516)	(312)
Provisions	464	397
Ending accrued warranty balance	$418	$304

5. Intangible Assets, net

Intangible assets as of March 31, 2018 and December 31, 2017 comprised the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(2,275)	$2,475	$4,750	$(2,126)	$2,624

Intellectual property licenses have a weighted average remaining amortization period of 4.18 years as of March 31, 2018. Amortization expense for these licenses was $149,000 and $124,000 for the three months ended March 31, 2018 and 2017, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2018	$445
2019	593
2020	593
2021	593
2022	251
Total	$2,475

6. Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$18,358	$—	$(19)	$18,339
U.S. government and agency securities	7,994	—	(5)	7,989
Commercial paper	8,857	—	—	8,857
Total	$35,209	$—	$(24)	$35,185

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$26,303	$—	$(25)	$26,278
U.S. government and agency securities	11,981	—	(5)	11,976
Commercial paper	6,982	—	—	6,982
Total	$45,266	$—	$(30)	$45,236

The following table summarizes the maturities of the Company’s marketable securities as of March 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,209	$35,185
Total	$35,209	$35,185

7. Fair Value of Financial Instruments

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$10,054	$—	$—	$10,054
Marketable securities
Corporate notes and bonds	—	18,339	—	18,339
U.S. government and agency securities	—	7,989	—	7,989
Commercial paper	—	8,857	—	8,857
Total	$10,054	$35,185	$—	$45,239

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$6,362	$—	$—	$6,362
Corporate notes and bonds	—	1,498	—	1,498
Marketable securities
Corporate notes and bonds	—	26,278	—	26,278
U.S. government and agency securities	—	11,976	—	11,976
Commercial paper	—	6,982	—	6,982
Total	$6,362	$46,734	$—	$53,096

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

8. Loan Payable

As of March 31, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term Loans
Term Loan A - $10.0 million at 6.9% interest	$7,619	$7,619
Term Loan B - $10.0 million at 6.9% interest	7,619	7,619
Term Loan C - $15.0 million at 7.4% interest	12,000	12,000
Final fee obligation	2,429	2,429
Unamortized issuance costs	(1,371)	(1,641)
Total debt, net	28,296	28,026
Current portion of long-term debt	(13,428)	(7,927)
Long-term debt	$14,868	$20,099

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000. As of March 31, 2018, the Company had borrowed all $35,000,000 under the term loans as provided in the LSA. As of March 31, 2018, the Company had not borrowed any of the $5,000,000 available under the revolving loan.

The term loans will accrue interest at a rate equal to (a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the term loans from the applicable funding date until August 1, 2018, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by October 12, 2019, or the Maturity Date. The Company may extend the Interest-Only Period until January 1, 2019 and the Final Maturity Date until March 12, 2020, subject in each case to the satisfaction of certain financial conditions.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of March 31, 2018, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of March 31, 2018, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of March 31, 2018 and December 31, 2017, the Company had $1,371,000 and $1,641,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the three months ended March 31, 2018 and 2017, amortization of debt issuance costs was $290,000 and $151,000, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of March 31, 2018.

9. Leases

The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $427,000 and $409,000 for the three months ended March 31, 2018 and 2017, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of March 31, 2018 and December 31, 2017 was $3,524,000 and $3,652,000, respectively.

As of March 31, 2018, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2018	$1,421
2019	1,989
2020	1,997
2021	1,372
2022	771
Thereafter	595
Total	$8,145

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

As of March 31, 2018, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $20,000 for the three months ended March 31, 2018.

The Company continues to monitor guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies related to the Tax Cuts and Jobs Act, or the Jobs Act, enacted in 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements as of December 31, 2017. No adjustments were made to the provisional amounts recorded related to the Jobs Act during the three months ended March 31, 2018. The Company expects to complete the accounting for tax effects of the Jobs Act in 2018.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of March 31, 2018, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018. We assume no obligation to update these forward looking statements to reflect future events or circumstances.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the three months ended March 31, 2018 and 2017 were approximately $11,423,000 and $13,917,000, respectively. As of March 31, 2018, we had an accumulated deficit of $427,808,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test menu for our ePlex system, as well as to further increase our manufacturing capabilities and domestic and international commercial organization.

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

Revenue
We recognize revenue from operations through the sale of our products and other services. Product revenue is comprised of the sale of diagnostic tests and instruments. Revenue is recognized when control of products and services is transferred to the customer in an amount that reflects the consideration that we expect to receive from the customer in exchange for those products and services.

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

Results of Operations — Three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$20,645	$12,535	$8,110	65%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.

The increase in revenue for the three months ended March 31, 2018 was primarily driven by the increase in ePlex sales to $11,922,000 compared to $907,000 for the same period of the prior year. This increase resulted from the commercial launch of ePlex in 2017 coupled with high respiratory testing volumes as result of a strong 2017-2018 flu season. This increase is partially offset by a decline in XT-8 revenues mainly due to customer conversions from XT-8 to ePlex. The year over year revenue growth is driven by an increased volume of infectious disease assay sales to an expanding customer base. Pricing changes did not have an impact on revenue during the current quarter.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of Revenue	$16,480	$6,352	$10,128	159%
Gross Profit	$4,165	$6,183	$(2,018)	(33)%

The increase in cost of revenue for the three months ended March 31, 2018, compared to the same period of the prior year, was due to increased production volume corresponding to sales, as well as production-related investments associated with manufacturing expansion for continued commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $7,677,000 corresponding to volume increases, especially of ePlex consumables, decreased production efficiencies of $1,539,000, increased product support expenses of $359,000, increased inventory reserve expense of $268,000, increased freight out expenses of $147,000, and increased instrument depreciation, warranty, and repair expense of $99,000. The decrease in gross profit was due primarily to the shift in revenue composition towards ePlex consumables which currently have a higher per unit cost to manufacture. These increased product costs and product support costs relate primarily to manufacturing yields and related efficiencies.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and Marketing	$5,402	$4,693	$709	15%

The increase in sales and marketing expense for the three months ended March 31, 2018, when compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $260,000, increased travel expense of $88,000, an increase in supplies and equipment of $179,000 associated with additional instrument placements, increased sample consumable expense of $110,000, increased outside services expense of $32,000, and increased marketing expense of $22,000.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and Administrative	$4,133	$4,011	$122	3%

The increase in general and administrative expense for the three months ended March 31, 2018, compared to the same period of the prior year, was primarily driven by an increase in audit and tax expenses of $267,000 due to timing, partially offset by a decrease in employee-related expenses of $192,000.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and Development	$5,420	$11,035	$(5,615)	(51)%

The decrease in research and development expense for the three months ended March 31, 2018, compared to the same period of the prior year, was primarily driven by a decrease in supplies and prototype materials utilized by our assay development teams of $4,756,000 and a decrease in employee-related expenses of $963,000, partially offset by an increase in clinical study expense of $123,000.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Other Income (Expense)	$(613)	$(360)	$253	70%

The change in other income (expense) for the three months ended March 31, 2018, compared to the same period of the prior year, was primarily due to an increase in interest expense of $281,000 on amounts due under our credit facility, partially offset by an increase in interest earned on marketable securities.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$20	$1	$19	1,900%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of March 31, 2018, we had $54,881,000 of working capital and $65,463,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	March 31,
Three months ended (in thousands):	2018	2017
Net cash used in operating activities	$(6,052)	$(15,565)
Net cash provided by investing activities	9,635	12,708
Net cash provided by (used in) financing activities	(25)	62
Effect of exchange rate on cash	(34)	14
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,524	$(2,781)

Cash flows used in operating activities
Net cash used in operating activities decreased $9,513,000 for the three months ended March 31, 2018 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to decrease of $6,210,000 from changes in operating assets and liabilities and a $2,494,000 decrease in net loss. The primary factors affecting the change in operating assets and liabilities included decreases in accounts receivable, inventory, prepaid expense, and other current assets, and an increases in accounts payable.

Cash flows provided by investing activities
Net cash provided by investing activities decreased by $3,073,000 for the three months ended March 31, 2018, compared to the same period of the prior year, primarily due to a net decrease in maturities of marketable securities of $4,496,000, partially offset by a decrease of $1,423,000 in purchases of property and equipment.

Cash flows provided by (used in) financing activities
Net cash provided by (used in) financing activities decreased by $87,000 for the three months ended March 31, 2018, compared to the same period of the prior year, primarily due to a decrease in proceeds from the exercise of employee stock options of $71,000 and an increase in the principal repayment of borrowings of $16,000.

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

Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained up to $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. As of March 31, 2018, we borrowed all $35,000,000 under the terms loans as provided in the LSA. As of March 31, 2018, we had not borrowed any of the $5,000,000 available under the revolving loan.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at March 31, 2018.

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

Contractual Obligations

As of March 31, 2018, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than the adoption of ASU 2014-19, Revenue from Contracts with Customers (Topic 606) as described in note "1. Organization and Basis of Presentation" in Part I, Item 1, Notes to Condensed Consolidated Financial Statements provided in this report, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

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

There have been no material changes in our market risks during the quarter ended March 31, 2018.

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

Interest Rate Risk

As of March 31, 2018, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors during the three months ended March 31, 2018. For additional information regarding risk factors, refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2014).
10.1	The GenMark Diagnostics Inc. 2018 Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 1, 2018).†
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	May 1, 2018	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2018	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)