Form 10-Q
period 2018-06-30
GenMark Diagnostics, Inc.
filed 2018-07-30
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on July 26, 2018, was 55,753,057.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS:
Current Assets:
Cash and cash equivalents	$28,891	$26,754
Short-term marketable securities	26,358	45,236
Accounts receivable, net of allowances of $86 and $2,754, respectively	7,144	10,676
Inventories	8,828	10,949
Prepaid expenses and other current assets	1,912	2,216
Total current assets	73,133	95,831

Property and equipment, net	21,159	22,581
Intangible assets, net	2,327	2,624
Restricted cash	758	758
Other long-term assets	522	505
Total assets	$97,899	$122,299

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$9,219	$11,171
Accrued compensation	4,872	5,419
Current portion of long-term debt	19,009	7,927
Other current liabilities	2,710	3,226
Total current liabilities	35,810	27,743

Deferred rent	2,715	3,059
Long-term debt	9,579	20,099
Other noncurrent liabilities	146	241
Total liabilities	48,250	51,142

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 55,753 and 55,066 shares issued and outstanding, respectively	6	6
Additional paid-in capital	493,921	487,525
Accumulated deficit	(444,329)	(416,383)
Accumulated other comprehensive income	51	9
Total stockholders’ equity	49,649	71,157
Total liabilities and stockholders’ equity	$97,899	$122,299

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$14,867	$12,291	$35,443	$24,761
License and other revenue	74	68	143	133
Total revenue	14,941	12,359	35,586	24,894
Cost of revenue	10,527	7,475	27,007	13,827
Gross profit	4,414	4,884	8,579	11,067
Operating expenses:
Sales and marketing	5,187	5,159	10,589	9,853
General and administrative	4,547	3,978	8,680	7,988
Research and development	10,482	13,014	15,902	24,049
Total operating expenses	20,216	22,151	35,171	41,890
Loss from operations	(15,802)	(17,267)	(26,592)	(30,823)
Other income (expense):
Interest income	202	54	389	106
Interest expense	(797)	(755)	(1,585)	(1,261)
Other income (expense)	(90)	56	(102)	151
Total other income (expense)	(685)	(645)	(1,298)	(1,004)
Loss before provision for income taxes	(16,487)	(17,912)	(27,890)	(31,827)
Income tax expense	34	77	54	78
Net loss	$(16,521)	$(17,989)	$(27,944)	$(31,905)
Net loss per share, basic and diluted	$(0.30)	$(0.37)	$(0.50)	$(0.67)
Weighted average number of shares outstanding, basic and diluted	55,547	48,067	55,377	47,460

Other comprehensive loss:
Net loss	$(16,521)	$(17,989)	$(27,944)	$(31,905)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	14	3	(20)	94
Net unrealized gains (losses) on marketable securities, net of tax	14	1	22	(15)
Total other comprehensive income/(loss)	28	4	2	79
Total comprehensive loss	$(16,493)	$(17,985)	$(27,942)	$(31,826)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(27,944)	$(31,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,507	2,454
Net amortization/(accretion) of premiums/discounts on investments	(78)	30
Amortization of deferred debt issuance costs	583	493
Stock-based compensation	5,799	5,602
Provision for bad debt	34	32
Non-cash inventory adjustments	809	565
Other non-cash adjustments	(13)	(123)
Changes in operating assets and liabilities:
Accounts receivable	3,501	1,795
Inventories	353	(2,563)
Prepaid expenses and other assets	340	(119)
Accounts payable	(1,853)	(3,134)
Accrued compensation	(853)	(1,170)
Other current and non-current liabilities	(622)	(124)
Net cash used in operating activities	(16,437)	(28,167)
Investing activities:
Purchases of property and equipment, net	(924)	(2,535)
Purchases of marketable securities	(23,622)	(10,496)
Proceeds from sales of marketable securities	—	13,896
Maturities of marketable securities	42,600	4,100
Net cash provided by investing activities	18,054	4,965
Financing activities:
Proceeds from issuance of common stock	535	86,835
Costs incurred in conjunction with public offering	—	(5,171)
Principal repayment of borrowings	(45)	(964)
Proceeds from borrowings	—	15,000
Payments associated with debt issuance	(20)	(187)
Proceeds from stock option exercises	22	170
Net cash provided by financing activities	492	95,683
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	28	(13)
Net increase in cash, cash equivalents, and restricted cash	2,137	72,468
Cash, cash equivalents, and restricted cash at beginning of year	27,512	16,717
Cash, cash equivalents, and restricted cash at end of period	$29,649	$89,185
Non-cash investing and financing activities:
Transfer of systems (from) to property and equipment into (from) inventory	$956	$(1,534)
Property and equipment included in accounts payable	$168	$713
Intellectual property acquisitions included in other current liabilities	$—	$500
Supplemental cash flow information:
Cash paid for income taxes, net	$113	$54
Cash paid for interest	$1,003	$574

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

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $444,329,000 as of June 30, 2018. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of June 30, 2018, the Company had available cash, cash equivalents, and marketable securities of $55,249,000 and working capital of $37,323,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

In November 2016, the FASB issued ASU, 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included in the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method for each period presented, with early adoption permitted. The Company adopted the new standard in the first quarter of 2018 using the retrospective transition method resulting in an increase in the beginning and ending cash balance of $758,000 for each period presented.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company believes that adoption of this guidance will modify its analysis and disclosures of lease agreements because operating agreements are a significant portion of the Company's total lease commitments. The Company intends to adopt this guidance in the first quarter of 2019 and is in the process of determining the effects the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of promised goods or services. The Company adopted the new standard using the modified retrospective transition method. The cumulative effect of applying the new standard as of January 1, 2018 resulted in a net increase in opening retained earnings of $736,000. The impact on retained earnings was driven by the capitalization of certain costs, primarily sales-type commissions. During the six months ended June 30, 2018, the Company recognized $258,000 in expense related to the amortization of the capitalized contract costs which would not have been recorded under the prior revenue standard. Aside from this adjustment to beginning retained earnings and the related amortization of expense during the six months ended June 30, 2018, the application of this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2018. We expect the impact of the application of this standard to be immaterial to our consolidated financial statements going forward.

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

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue Source:
ePlex product revenue	7,092	1,167	19,014	2,074
XT-8 product revenue	7,775	11,124	16,429	22,687
Total product revenue	14,867	12,291	35,443	24,761
License and other revenue	74	68	143	133
Total revenue	$14,941	$12,359	$35,586	$24,894

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and comprised $758,000 as of June 30, 2018 and December 31, 2017, held as security for the Company’s letter of credit with Banc of California.

Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and a reserve for unknown items based upon the Company’s historical experience.

Product Warranties
The Company generally offers a one year warranty for its instruments sold to customers and typically up to a sixty day warranty for consumables. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as appropriate.

Intangible Assets
Intangible assets comprise licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally ten years. Amortization of licenses typically begins upon the Company obtaining access to the licensed technology and is recorded in cost of revenues for licenses supporting commercialized products. The amortization of licenses to technology supporting products in development is recorded in research and development expenses.

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

The computations of diluted net loss per share for the three and six month periods ended June 30, 2018 and 2017 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options outstanding to purchase common stock	2,452	2,541	2,452	2,541
Other unvested equity awards	3,637	2,655	3,637	2,655
Total	6,089	5,196	6,089	5,196

3. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees, directors and non-employee advisors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the six months ended June 30, 2018 and 2017, aggregate stock-based compensation expense was $5,799,000 and $5,602,000, respectively.

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

All stock options granted under the 2010 Plan are exercisable at a per share price equal to the closing quoted market price of a share of the Company’s common stock on the NASDAQ Global Market on the grant date and generally vest over a period of four years. Stock options are generally exercisable for a period of up to ten years after grant and are typically forfeited if employment is terminated before the options vest.

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,490,465	$9.59
Granted	—	$—
Exercised	(5,042)	$4.33
Cancelled	(33,728)	$11.48
Outstanding at June 30, 2018	2,451,695	$9.58
Vested and expected to vest at June 30, 2018	2,446,937	$9.57
Exercisable at June 30, 2018	2,353,368	$9.44

Options that were exercisable as of June 30, 2018 had a remaining weighted average contractual term of 4.60 years, and an aggregate intrinsic value of $945,000. As of June 30, 2018, there were 2,451,695 stock options outstanding, which had a remaining weighted average contractual term of 4.68 years and an aggregate intrinsic value of $948,000. No stock options were granted during the six months ended June 30, 2018.

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

Restricted stock awards or units granted under the 2010 Plan generally vest over a period of between one and four years and are typically forfeited if employment is terminated before the restricted stock awards or units vest. The compensation expense related to the restricted stock awards or units is calculated as the fair market value of the Company's stock on the grant date and is adjusted for estimated forfeitures. Restrictions expire after the grant date in accordance with specific provisions in the applicable award agreement.

The Company’s restricted stock unit activity for the six months ended June 30, 2018 and 2017 was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,073,440	$9.14
Granted	1,677,126	$4.45
Vested	(548,089)	$9.74
Cancelled	(119,547)	$9.02
Unvested at June 30, 2018	3,082,930	$6.49

As of June 30, 2018, there was $14,079,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.72 years. The total fair value of restricted stock units that vested during the six months ended June 30, 2018 and 2017 was $2,929,000 and $3,235,000, respectively.

Market-Based Stock Units
The Company issued market-based stock units in February 2018, 2017, and 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of June 30, 2018, there was $1,902,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 1.78 years.

The Company’s market-based stock unit activity for the six months ended June 30, 2018 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	233,743	$10.88
Target units granted	320,000	$7.19
Unvested at June 30, 2018	553,743	$8.75

The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the six months ended June 30, 2018:

	Six Months Ended June 30,
	2018	2017
Expected volatility	65%	54%
Risk-free interest rate	2.40%	1.50%
Expected dividend	—%	—%
Weighted average fair value	$7.19	$13.82

Employee Stock Purchase Plan
The Company's stockholders approved the ESPP in May 2013. A total of 650,000 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. In March 2018, the Company’s Board of Directors approved the amendment and restatement of the ESPP to increase the total number of shares authorized for issuance under the ESPP from 650,000 shares to 1,750,000 shares, which was approved by the Company’s stockholders at the Company’s 2018 Annual Stockholder Meeting held on May 24, 2018.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of June 30, 2018, there were 1,059,213 shares of common stock available for issuance under the ESPP.  The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the six months ended June 30, 2018.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$220	$131	$407	$274
Sales and marketing	695	684	1,340	1,359
Research and development	658	754	1,285	1,427
General and administrative	1,502	1,225	2,767	2,542
Total stock-based compensation expense	$3,075	$2,794	$5,799	$5,602

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for the six months ended June 30, 2018 and 2017.

4. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of June 30, 2018 and December 31, 2017 (in thousands):

Inventory

	June 30, 2018	December 31, 2017
Raw materials	$2,820	$4,534
Work-in-process	2,861	3,638
Finished goods	3,147	2,777
Total inventories	$8,828	$10,949

Property and Equipment, Net

	June 30, 2018	December 31, 2017
Property and equipment — at cost:
Machinery and laboratory equipment	$14,040	$13,762
Instruments	14,218	13,347
Office equipment	2,102	1,948
Leasehold improvements	10,500	10,480
Total property and equipment — at cost	40,860	39,537
Less: accumulated depreciation	(19,701)	(16,956)
Property and equipment, net	$21,159	$22,581

Accrued Warranty
The following table shows changes in the Company's accrued warranties for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning accrued warranty balance	$418	$304	$470	$219
Warranty expenses incurred	(559)	(237)	(1,075)	(549)
Provisions	580	186	1,044	583
Ending accrued warranty balance	$439	$253	$439	$253

5. Intangible Assets, net

Intangible assets as of June 30, 2018 and December 31, 2017 comprised the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(2,423)	$2,327	$4,750	$(2,126)	$2,624

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

Intellectual property licenses have a weighted average remaining amortization period of 3.93 years as of June 30, 2018. Amortization expense for these licenses was $148,000 and $123,000 for the three months ended June 30, 2018 and 2017, respectively, and was $297,000 and $247,000 for the six months ended June 30, 2018 and 2017, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2018	$296
2019	593
2020	593
2021	593
2022	252
Total	$2,327

6. Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$13,809	$—	$(8)	$13,801
U.S. government and agency securities	3,484	—	(1)	3,483
Commercial paper	9,074	—	—	9,074
Total	$26,367	$—	$(9)	$26,358

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$26,303	$—	$(25)	$26,278
U.S. government and agency securities	11,981	—	(5)	11,976
Commercial paper	6,982	—	—	6,982
Total	$45,266	$—	$(30)	$45,236
All of the Company's marketable securities have a maturity of one year or less.

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$10,134	$—	$—	$10,134
Corporate notes and bonds	—	999	—	999
Marketable securities
Corporate notes and bonds	—	13,801	—	13,801
U.S. government and agency securities	—	3,483	—	3,483
Commercial paper	—	9,074	—	9,074
Total	$10,134	$27,357	$—	$37,491

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$6,362	$—	$—	$6,362
Corporate notes and bonds	—	1,498	—	1,498
Marketable securities
Corporate notes and bonds	—	26,278	—	26,278
U.S. government and agency securities	—	11,976	—	11,976
Commercial paper	—	6,982	—	6,982
Total	$6,362	$46,734	$—	$53,096

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

8. Long-term debt

As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term Loans
Term Loan A - $10.0 million at 6.9% interest	$7,619	$7,619
Term Loan B - $10.0 million at 6.9% interest	7,619	7,619
Term Loan C - $15.0 million at 7.4% interest	12,000	12,000
Final fee obligation	2,429	2,429
Unamortized issuance costs	(1,079)	(1,641)
Total debt, net	28,588	28,026
Current portion of long-term debt	(19,009)	(7,927)
Long-term debt	$9,579	$20,099

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000. As of June 30, 2018, the Company had borrowed all $35,000,000 under the term loans as provided in the LSA. As of June 30, 2018, the Company had not borrowed any of the $5,000,000 available under the revolving loan.

The term loans will accrue interest at a rate equal to (a) the greater of 1.00% or the three year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the term loans from the applicable funding date until January 1, 2019, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by March 12, 2020.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of June 30, 2018, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. The Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of June 30, 2018, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of June 30, 2018 and December 31, 2017, the Company had $1,079,000 and $1,641,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $293,000 and $342,000 for the three months ended June 30, 2018 and 2017, respectively, and was $583,000 and $493,000 for the six months ended June 30, 2018 and 2017, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of June 30, 2018.

9. Leases

The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $443,000 and $403,000 for the three months ended June 30, 2018 and 2017, respectively, and was $870,000 and $812,000 for the six months ended June 30, 2018 and 2017, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of June 30, 2018 and December 31, 2017 was $3,378,000 and $3,652,000, respectively.

As of June 30, 2018, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2018	$957
2019	1,989
2020	1,997
2021	1,372
2022	771
Thereafter	595
Total	$7,681

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

As of June 30, 2018, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $34,000 and $77,000 for the three months ended June 30, 2018 and 2017, and income tax expense of $54,000 and $78,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company continues to monitor guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies related to the Tax Cuts and Jobs Act, or the Jobs Act, enacted in 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements as of December 31, 2017. No adjustments were made to the provisional amounts recorded related to the Jobs Act during the six months ended June 30, 2018. The Company expects to complete the accounting for tax effects of the Jobs Act in fiscal year 2018.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of June 30, 2018, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2018 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2018 and 2017 were approximately $27,944,000 and $31,905,000, respectively. As of June 30, 2018, we had an accumulated deficit of $444,329,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to expand our diagnostic test menu for our ePlex system, as well as to increase our manufacturing capabilities and domestic and international commercial organization.

Our Products and Technology
We offer our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel for sale in the United States and Europe. We have also obtained CE Mark for our ePlex BCID-GP Panel, ePlex BCID-GN Panel, and ePlex BCID-FP Panel. We submitted a 510(k) application to the FDA for our ePlex BCID-GP Panel in June 2018, and we intend to submit 510(k) applications to the FDA for our ePlex BCID-GN Panel and ePlex BCID-FP Panel in 2018. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Results of Operations — Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$14,941	$12,359	$2,582	21%	$35,586	$24,894	$10,692	43%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), with the remaining portion resulting from the sale of instruments and other revenues.

Revenue increased by $2,582,000, or 21%, for the three months ended June 30, 2018 when compared to the same period of the prior year, primarily driven by the continued commercialization of the ePlex system in the U.S. and further expansion of the ePlex system internationally. Revenue from consumables increased to $13,583,000 for the three months ended June 30, 2018 compared to $11,563,000 for the same period in the prior year as a result of an increase in ePlex consumable revenue of $5,158,000, which was partially offset by a decrease in XT-8 consumable revenue of $3,138,000. Pricing changes did not have a material impact on revenue during the current quarter.

The increase in revenue for the six months ended June 30, 2018 when compared to the same period of the prior year was primarily driven by an increase in ePlex sales in the U.S. and the further expansion of the ePlex system internationally, as well as high respiratory testing volumes in the beginning of fiscal year 2018 due to the strong 2017-2018 flu season. Revenue from consumables increased to $33,574,000 for the six months ended June 30, 2018 compared to $23,545,000 for the same period in the prior year as a result of an increase in ePlex consumable revenue of $15,947,000, which was partially offset by a decrease in XT-8 consumable revenue of $5,918,000. Pricing changes did not have a material impact on revenue during the six months ended June 30, 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of Revenue	$10,527	$7,475	$3,052	41%	$27,007	$13,827	$13,180	95%
Gross Profit	$4,414	$4,884	$(470)	(10)%	$8,579	$11,067	$(2,488)	(22)%

The increase in cost of revenue for the three months ended June 30, 2018, compared to the same period of the prior year, was primarily related to increased production-related investments associated with manufacturing expansion for continued commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $2,988,000 corresponding to volume increases, increased instrument depreciation, warranty and repair expense of $234,000, increased consumable warranty expense of $179,000, and increased product support expenses of $76,000. These increases were partially offset by lower overhead expenses of $206,000, greater manufacturing efficiencies of $141,000, and lower royalties expense of $109,000.

The decrease in gross profit was due primarily to the shift in revenue composition towards ePlex consumables which currently have a higher per unit cost to manufacture.

The increase in cost of revenue for the six months ended June 30, 2018, compared to the same period of the prior year, was primarily related to continued production and production-related investments associated with manufacturing expansion for continued commercialization of the ePlex system. Increases in our cost of revenue were attributable to product costs of $10,642,000 corresponding to volume increases, decreased production efficiencies of $1,421,000, increased support expenses of $435,000, increased inventory reserves expense of $333,000, and increased instrument depreciation, warranty, and repair expense of $333,000. The decrease in gross profit was due primarily to the shift in revenue composition towards ePlex consumables which currently have a higher per unit cost to manufacture.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$5,187	$5,159	$28	1%	$10,589	$9,853	$736	7%

Sales and marketing expense for the three months ended June 30, 2018, when compared to the same period of the prior year, remained relatively consistent. The slight increase in sales and marketing expense was attributable to an increase in facility and depreciation expense of $94,000 associated with additional placements of ePlex systems, as well as an increase of $213,000 in sample kit expense, which were partially offset by a decrease in other marketing and employee-related expenses of $271,000.

The increase in sales and marketing expense for the six months ended June 30, 2018, when compared to the same period of the prior year, was primarily driven by an increase in sample kit expense of $323,000, an increase of facility and depreciation expense of $223,000, an increase in employee-related expenses and consulting services of $231,000, partially offset by a decrease in other marketing expense of $79,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,547	$3,978	$569	14%	$8,680	$7,988	$692	9%

The increase in general and administrative expense for the three months ended June 30, 2018, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $489,000, including a $272,000 increase in stock-based compensation expense, and an increase in professional services and consulting fees of $138,000.

The increase in general and administrative expense for the six months ended June 30, 2018, compared to the same period of the prior year, was primarily driven by an increase in professional services of $476,000 due to additional costs incurred related to the implementation of ASC 606, as well as an increase in employee-related expenses of $298,000, including an increase of $211,000 in stock-based compensation expense. These increases were partially offset by a decrease of $85,000 in facility and depreciation expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$10,482	$13,014	$(2,532)	(19)%	$15,902	$24,049	$(8,147)	(34)%

The decrease in research and development expense for the three months ended June 30, 2018, compared to the same period of the prior year, was primarily driven by decrease of $2,285,000 in supplies and prototype materials used by our assay development teams and a decrease of $638,000 in employee-related expenses, partially offset by an increase in clinical study expense of $354,000, due to timing of the ePlex BCID clinical studies.

The decrease in research and development expense for the six months ended June 30, 2018, compared to the same period of the prior year, was primarily driven by a decrease in ePlex instrument development expenses of $7,324,000 and a decrease in employee-related expenses of $1,600,000, partially offset by an increase in clinical study expense of $638,000, due to timing of the ePlex BCID clinical studies, and an increase in facility and depreciation expense of $119,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense)	$(685)	$(645)	$40	(6)%	$(1,298)	$(1,004)	$294	(29)%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the three months ended June 30, 2018, compared to the same period of the prior year, was primarily due to an increase in interest expense of $42,000 on amounts due under our loan and security agreement.

The change in other income (expense) for the six months ended June 30, 2018, compared to the same period of the prior year, was primarily due to an increase in interest expense of $323,000 on amounts due under our loan and security agreement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax expense (benefit)	$34	$77	$(43)	(56)%	$54	$78	$(24)	(31)%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2018, we had $37,323,000 of working capital, including $55,249,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	June 30,
Six Months Ended (in thousands):	2018	2017
Net cash used in operating activities	$(16,437)	$(28,167)
Net cash provided by investing activities	18,054	4,965
Net cash provided by financing activities	492	95,683
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	28	(13)
Net increase in cash, cash equivalents, and restricted cash	$2,137	$72,468

Cash flows used in operating activities
Net cash used in operating activities decreased $11,730,000 for the six months ended June 30, 2018 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to decreases of $6,181,000 from changes in operating assets and liabilities resulting from increased collections of accounts receivable, decreases of inventories from sales, and increases in accounts payable and accrued compensation. Cash used in operating activities also decreased as a result of $3,961,000 in net loss and $1,588,000 in non-cash adjustments resulting from increased depreciation and amortization, stock-based compensation, and inventory reserves.
Cash flows provided by investing activities
Net cash provided by investing activities increased by $13,089,000 for the six months ended June 30, 2018, compared to the same period of the prior year, primarily due to an increase in net proceeds from purchases, maturities, and sales of marketable securities of $11,478,000 and a decrease in purchases of property and equipment of $1,611,000.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $95,191,000 for the six months ended June 30, 2018, compared to the same period of the prior year, primarily due to decreases in the proceeds from the sale of common stock (net of issuance costs) of $81,129,000, a decrease in the proceeds from borrowings (net of issuance costs) of $14,833,000, and stock option exercises of $148,000, partially offset by a decrease in principal payments on borrowings of $919,000.

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
• change in demand from our customers;
• the level of research and development investment required to develop and commercialize our ePlex system and maintain our XT-8 system;
• the level of investment required to scale our manufacturing operations to support our anticipated growth;
• our need to acquire or license complementary technologies;
• the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
• competing technological and market developments; and
• changes in regulatory policies or laws that affect our operations.

Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained up to $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. As of June 30, 2018, we borrowed all $35,000,000 under the terms loans as provided in the LSA and had not borrowed any of the $5,000,000 available under the revolving loan.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at June 30, 2018.

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

Contractual Obligations
As of June 30, 2018, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2018, there have been no material changes in our market risks described at December 31, 2017.

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

Interest Rate Risk
As of June 30, 2018, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

We may not successfully commercialize our ePlex system at the levels we anticipate.

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful commercialization of our ePlex system at the levels we project. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, and other attributes. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•	Our ability to consistently manufacture highly complex products that deliver valid and accurate results at the level required for large-scale market adoption;

•	product reliability;

•	overall market acceptance;

•	our ability to offer a broad and clinically relevant test menu at a competitive price;

•	our ability to effectively sell our products into integrated delivery networks and group purchasing organizations;

•	adequate reimbursement for our products; and

•	the development of clinical utility and health economic evidence to support adoption of our products

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

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex (which acquired Nanosphere, Inc.); bioMerieux (which acquired BioFire Diagnostics, Inc.); Abbott Molecular Diagnostics; Qiagen (which has agreed to acquire Stat-Dx); Siemens (which acquired Fast Track Diagnostics); T2 BioSystems; Accelerate Diagnostics; Hologic, Inc.; Seegene; and Danaher Corporation (which acquired Cepheid);

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

We may not expand sales of our ePlex system outside the United States at the levels we anticipate or within the time frame we anticipate.*

In June 2016, we obtained CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex RP Panel; in April 2017, we obtained CE Mark for our ePlex BCID-FP Panel; and in June 2017, we obtained CE Mark for our ePlex BCID-GP Panel and BCID-GN Panel. We are commercializing our ePlex system in Europe utilizing a direct sales and technical support team in certain international jurisdictions, which we have augmented with a third party logistics provider that is responsible for managing the international delivery of our products and providing certain other related services. We have also engaged a number of distributors in certain international jurisdictions and we intend to further expand internationally over time. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to adequately plan for or integrate our direct sales activities with those of our third party logistics provider, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, any distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

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

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings. Our newly developed ePlex tests will require 510(k) clearance or pre-market approval by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of newly developed tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

We must also comply with the applicable FDA and foreign regulatory agency post-market requirements, including Notified Body conformity assessments according to the IVDD. Any failure to maintain post-market compliance with FDA or foreign regulatory requirements could harm our business, operations, and/or financial condition.

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

The False Claims Act, or the FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. We have implemented procedures designed to ensure our compliance with relevant legal requirements. Nevertheless, if our marketing, sales or other arrangements, including our reagent rental arrangements, were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition and results of operations.

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

The Budget Control Act of 2011 provided, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In addition to the potential impacts to PPACA under the current administration, there could be sweeping changes to the Budget Control Act and other healthcare reforms. For example, the Tax Cuts and Jobs Act enacted in December 2017 eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional changes to the PPACA remain possible. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Our manufacturing processes and facilities and those of some of our contract manufacturers must comply with the Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA enforces the QSR through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.

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

We have a history of net losses, and we may never achieve or maintain profitability.*

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $27.9 million and $31.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $444.3 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing) and manufacturing activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

Our ability to use our net operating loss carryforwards may be limited.*

The Company has generated federal and state net operating loss, or NOL, carryforwards from the recurring net losses it has reported since inception. The federal NOL carryforwards will expire in varying amounts through 2036. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, generally imposes an annual limitation on the amount of federal and state NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. Our ability to use the current federal and state NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of federal and state NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use the state or federal NOL carryforwards. We have recorded a full valuation allowance against our federal and state net deferred tax assets.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On July 24, 2018, we entered into an amendment to our existing lease for our corporate headquarters located at 5964 La Place Court, Carlsbad, California, which extended the term of this lease by an additional four years through June 2025.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2014).
10.1	Fourth Amendment to Lease dated July 25, 2018 by and among Brookwood CBI, LLC, Brookwood CB II, LLC, and the Company.
10.2
GenMark Diagnostics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A filed on April 13, 2018).

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

GENMARK DIAGNOSTICS, INC.

Date:	July 30, 2018	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2018	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)