Form 10-Q
period 2018-09-30
GenMark Diagnostics, Inc.
filed 2018-10-30
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on October 25, 2018, was 55,955,284.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS:
Current Assets:
Cash and cash equivalents	$25,005	$26,754
Short-term marketable securities	17,657	45,236
Accounts receivable, net of allowances of $75 and $2,754, respectively	9,858	10,676
Inventories	11,254	10,949
Prepaid expenses and other current assets	1,894	2,216
Total current assets	65,668	95,831

Property and equipment, net	21,873	22,581
Intangible assets, net	2,170	2,624
Restricted cash	758	758
Other long-term assets	562	505
Total assets	$91,031	$122,299

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$8,242	$11,171
Accrued compensation	6,987	5,419
Current portion of long-term debt	—	7,927
Other current liabilities	2,302	3,226
Total current liabilities	17,531	27,743

Deferred rent	2,952	3,059
Long-term debt	28,730	20,099
Other noncurrent liabilities	112	241
Total liabilities	49,325	51,142

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 55,955 and 55,066 shares issued and outstanding, respectively	6	6
Additional paid-in capital	497,018	487,525
Accumulated deficit	(455,322)	(416,383)
Accumulated other comprehensive income	4	9
Total stockholders’ equity	41,706	71,157
Total liabilities and stockholders’ equity	$91,031	$122,299

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$15,713	$11,552	$51,156	$36,313
License and other revenue	82	51	225	184
Total revenue	15,795	11,603	51,381	36,497
Cost of revenue	10,165	7,400	37,172	21,227
Gross profit	5,630	4,203	14,209	15,270
Operating expenses:
Sales and marketing	5,375	5,121	15,964	14,974
General and administrative	4,718	3,565	13,398	11,553
Research and development	6,105	10,248	22,007	34,297
Total operating expenses	16,198	18,934	51,369	60,824
Loss from operations	(10,568)	(14,731)	(37,160)	(45,554)
Other income (expense):
Interest income	188	247	577	353
Interest expense	(661)	(1,009)	(2,246)	(2,270)
Other income (expense)	53	76	(49)	227
Total other income (expense)	(420)	(686)	(1,718)	(1,690)
Loss before provision for income taxes	(10,988)	(15,417)	(38,878)	(47,244)
Income tax expense (benefit)	5	(9)	59	68
Net loss	$(10,993)	$(15,408)	$(38,937)	$(47,312)
Net loss per share, basic and diluted	$(0.20)	$(0.28)	$(0.70)	$(0.95)
Weighted average number of shares outstanding, basic and diluted	55,847	54,726	55,535	49,908

Other comprehensive loss:
Net loss	$(10,993)	$(15,408)	$(38,937)	$(47,312)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	49	51	29	145
Net unrealized gains (losses) on marketable securities, net of tax	4	(9)	26	(24)
Total other comprehensive income/(loss)	53	42	55	121
Total comprehensive loss	$(10,940)	$(15,366)	$(38,882)	$(47,191)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(38,937)	$(47,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,281	3,811
Net amortization/(accretion) of premiums/discounts on investments	(110)	4
Amortization of deferred debt issuance costs	725	891
Stock-based compensation	8,895	8,386
Provision for bad debt	24	51
Non-cash inventory adjustments	1,061	911
Other non-cash adjustments	(62)	(190)
Changes in operating assets and liabilities:
Accounts receivable	797	1,272
Inventories	(3,847)	(4,813)
Prepaid expenses and other assets	384	(767)
Other long-term assets	—	(16)
Accounts payable	(3,408)	(1,468)
Accrued compensation	1,053	(452)
Other current and non-current liabilities	(756)	(913)
Net cash used in operating activities	(28,900)	(40,605)
Investing activities:
Payments for intellectual property licenses	—	(500)
Purchases of property and equipment, net	(1,060)	(3,816)
Purchases of marketable securities	(28,785)	(56,525)
Proceeds from sales of marketable securities	—	13,896
Maturities of marketable securities	56,500	8,500
Net cash provided by (used in) investing activities	26,655	(38,445)
Financing activities:
Proceeds from issuance of common stock	535	86,835
Costs incurred in conjunction with public offering	—	(5,469)
Principal repayment of borrowings	(68)	(6,123)
Proceeds from borrowings	—	15,000
Payments associated with debt issuance	(20)	(187)
Proceeds from stock option exercises	22	213
Net cash provided by financing activities	469	90,269
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	27	(17)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,749)	11,202
Cash, cash equivalents, and restricted cash at beginning of year	27,512	16,717
Cash, cash equivalents, and restricted cash at end of period	$25,763	$27,919
Non-cash investing and financing activities:
Transfer of systems (from) to property and equipment into (from) inventory	$2,477	$(3,438)
Property and equipment included in accounts payable	$746	$330
Intellectual property acquisitions included in other current liabilities	$—	$—
Supplemental cash flow information:
Cash paid for income taxes, net	$133	$58
Cash paid for interest	$1,517	$1,143

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

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $455,322,000 as of September 30, 2018. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of September 30, 2018, the Company had available cash, cash equivalents, and marketable securities of $42,662,000 and working capital of $48,137,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Segment Information
The Company currently operates in one reportable business segment, which encompasses the development, manufacturing, sales and support of instruments and molecular tests based on its proprietary eSensor® detection technology. Substantially all of the Company’s operations and assets are in the United States.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or the FASB, or other standard setting bodies that the Company adopts as of the specified effective date.

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company believes that adoption of this guidance will modify its analysis and disclosures of lease agreements because operating agreements are a significant portion of the Company's total lease commitments. The Company intends to adopt this guidance in the first quarter of 2019 and is in the process of determining the effects the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of promised goods or services. The Company adopted the new standard using the modified retrospective transition method. The cumulative effect of applying the new standard as of January 1, 2018 resulted in a net increase in opening retained earnings of $736,000 to capitalize certain costs to obtain sales contracts. The Company recognized $400,000 in expense related to the amortization of capitalized contract costs during the nine months ended September 30, 2018. Aside from this adjustment to beginning retained earnings and the related amortization of expense during the nine months ended September 30, 2018, the application of this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2018.

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

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue Source:
ePlex product revenue	$6,743	$2,311	$25,757	$4,385
XT-8 product revenue	8,970	9,241	25,399	31,928
Total product revenue	15,713	11,552	51,156	36,313
License and other revenue	82	51	225	184
Total revenue	$15,795	$11,603	$51,381	$36,497

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and comprised $758,000 as of September 30, 2018 and December 31, 2017, held as security for the Company’s letter of credit with Banc of California.

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

The computations of diluted net loss per share for the three and nine month periods ended September 30, 2018 and 2017 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options outstanding to purchase common stock	2,445	2,526	2,445	2,526
Other unvested equity awards	3,466	2,466	3,466	2,466
Total	5,911	4,992	5,911	4,992

3. Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock awards, restricted stock units, and market-based stock units granted to employees, directors and non-employee advisors in exchange for services under the Company's 2010 Equity Incentive Plan, or the 2010 Plan, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the nine months ended September 30, 2018 and 2017, aggregate stock-based compensation expense was $8,895,000 and $8,386,000, respectively.

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

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,490,465	$9.59
Granted	—	$—
Exercised	(5,042)	$4.33
Cancelled	(40,153)	$11.20
Outstanding at September 30, 2018	2,445,270	$9.58
Vested and expected to vest at September 30, 2018	2,443,432	$9.58
Exercisable at September 30, 2018	2,383,339	$9.49

Options that were exercisable as of September 30, 2018 had a remaining weighted average contractual term of 4.38 years, and an aggregate intrinsic value of $1,729,000. As of September 30, 2018, there were 2,445,270 stock options outstanding, which had a remaining weighted average contractual term of 4.43 years and an aggregate intrinsic value of $1,734,000. No stock options were granted during the nine months ended September 30, 2018.

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

The Company’s restricted stock unit activity for the nine months ended September 30, 2018 and 2017 was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,073,440	$9.14
Granted	1,726,126	$4.51
Vested	(750,310)	$9.54
Cancelled	(137,308)	$8.83
Unvested at September 30, 2018	2,911,948	$6.30

As of September 30, 2018, there was $12,780,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.58 years. The total fair value of restricted stock units that vested during the nine months ended September 30, 2018 and 2017 was $4,392,000 and $4,181,000, respectively.

Market-Based Stock Units
The Company issued market-based stock units in February 2018, 2017, and 2016, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of September 30, 2018, there was $1,451,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 1.53 years.

The Company’s market-based stock unit activity for the nine months ended September 30, 2018 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	233,743	$10.88
Target units granted	320,000	$7.19
Unvested at September 30, 2018	553,743	$8.75

The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the nine months ended September 30, 2018:

	Nine Months Ended September 30,
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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2018, there were 1,059,213 shares of common stock available for issuance under the ESPP.  The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during the nine months ended September 30, 2018.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$230	$124	$637	$398
Sales and marketing	719	703	2,059	2,061
Research and development	605	693	1,890	2,121
General and administrative	1,542	1,264	4,309	3,806
Total stock-based compensation expense	$3,096	$2,784	$8,895	$8,386

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for the nine months ended September 30, 2018 and 2017.

4. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of September 30, 2018 and December 31, 2017 (in thousands):

Inventory

	September 30, 2018	December 31, 2017
Raw materials	$2,805	$4,534
Work-in-process	4,037	3,638
Finished goods	4,412	2,777
Total inventories	$11,254	$10,949

Property and Equipment, Net

	September 30, 2018	December 31, 2017
Property and equipment — at cost:
Machinery and laboratory equipment	$15,296	$13,762
Instruments	14,778	13,347
Office equipment	2,146	1,948
Leasehold improvements	10,612	10,480
Total property and equipment — at cost	42,832	39,537
Less: accumulated depreciation	(20,959)	(16,956)
Property and equipment, net	$21,873	$22,581

Accrued Warranty
The following table shows changes in the Company's accrued warranties for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning accrued warranty balance	$439	$253	$470	$219
Warranty expenses incurred	(148)	(126)	(1,222)	(675)
Provisions	84	189	1,127	772
Ending accrued warranty balance	$375	$316	$375	$316

5. Intangible Assets, net

Intangible assets as of September 30, 2018 and December 31, 2017 comprised the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(2,580)	$2,170	$4,750	$(2,126)	$2,624

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

Intellectual property licenses have a weighted average remaining amortization period of 3.68 years as of September 30, 2018. Amortization expense for these licenses was $156,000 and $151,000 for the three months ended September 30, 2018 and 2017, respectively, and was $453,000 and $398,000 for the nine months ended September 30, 2018 and 2017, respectively. Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2018	$139
2019	593
2020	593
2021	593
2022	252
Total	$2,170

6. Marketable Securities

The following table summarizes the Company’s marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$11,386	$—	$(4)	$11,382
U.S. government and agency securities	3,494	—	(1)	3,493
Commercial paper	2,782	—	—	2,782
Total	$17,662	$—	$(5)	$17,657

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$26,303	$—	$(25)	$26,278
U.S. government and agency securities	11,981	—	(5)	11,976
Commercial paper	6,982	—	—	6,982
Total	$45,266	$—	$(30)	$45,236
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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$9,986	$—	$—	$9,986
Marketable securities
Corporate notes and bonds	—	11,382	—	11,382
U.S. government and agency securities	—	3,493	—	3,493
Commercial paper	—	2,782	—	2,782
Total	$9,986	$17,657	$—	$27,643

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$6,362	$—	$—	$6,362
Corporate notes and bonds	—	1,498	—	1,498
Marketable securities
Corporate notes and bonds	—	26,278	—	26,278
U.S. government and agency securities	—	11,976	—	11,976
Commercial paper	—	6,982	—	6,982
Total	$6,362	$46,734	$—	$53,096

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

8. Long-term debt

As of September 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term Loans
Term Loan A - $10.0 million at 6.9% interest	$7,619	$7,619
Term Loan B - $10.0 million at 6.9% interest	7,619	7,619
Term Loan C - $15.0 million at 7.4% interest	12,000	12,000
Term Loan D - $0.7 million at 8.8% interest	663	—
Final fee obligation	2,632	2,429
Unamortized issuance costs	(1,803)	(1,641)
Total debt, net	28,730	28,026
Current portion of long-term debt	—	(7,927)
Long-term debt	$28,730	$20,099

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, or the Lenders, pursuant to which the Company obtained (a) up to $35,000,000 in a series of term loans and (b) a revolving loan in the maximum amount of $5,000,000. The term loans accrue interest at a rate equal to (a) the greater of 1.00% or the three year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum.

On September 28, 2018, the Company entered into a sixth amendment, or the Amendment, to its LSA. Pursuant to the Amendment, the Company and its Lenders agreed to extend the interest-only period in respect of amounts borrowed by the Company under the Agreement until January 1, 2020. The parties also agreed to extend the final maturity date on which all of the Company’s loans, debts, obligations and other liabilities under the Agreement become due until January 1, 2021, or the Final Maturity Date.  In addition, the Amendment provides that outstanding principal and interest payments made by the Company to the Lenders between January 1, 2020 and the Final Maturity Date will be calculated on a 24-month amortization schedule, and that the Company will be required to make the final payment of all remaining outstanding principal and interest accrued thereon on the Final Maturity Date.

Pursuant to the terms of the Amendment, the Lenders agreed to reallocate the Company’s borrowings under the Agreement among the Lenders and one Lender, or the Former Lender, was repaid in full their pro rata portion of the outstanding principal and interest borrowed by the Company under the Agreement. In connection with the Former Lender’s repayment, approximately $663,000 in additional principal was added to the Company’s borrowings pursuant to a new term loan made available under the Agreement, which amount was immediately used to pay the pro-rata portion of the final fee due to the Former Lender. As of September 30, 2018, the Company had borrowed all $35,663,000 under the term loans as provided in the LSA, and the Company had not borrowed any of the $5,000,000 available under the revolving loan.

The Company will be required to pay a $20 thousand annual management fee due on each anniversary of the closing date of the Amendment and a $2.6 million final payment fee due on the Final Maturity Date. The Amendment was accounted for as a debt modification with the issuance costs and fees of the term loans being amortized over the revised term of the LSA.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of September 30, 2018, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under a revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Final Maturity Date. The Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of September 30, 2018, the Company had not borrowed any amounts pursuant the revolving loan facility.

Debt Issuance Costs
As of September 30, 2018 and December 31, 2017, the Company had $1,803,000 and $1,641,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $142,000 and $398,000 for the three months ended September 30, 2018 and 2017, respectively, and was $725,000 and $891,000 for the nine months ended September 30, 2018 and 2017, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of September 30, 2018.

9. Leases

The Company has operating and capital lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $485,000 and $399,000 for the three months ended September 30, 2018 and 2017, respectively, and was $1,355,000 and $1,211,000 for the nine months ended September 30, 2018 and 2017, respectively. Pursuant to the Company's lease agreements, a portion of the monthly rent has been deferred. The balance of deferred rent as of September 30, 2018 and December 31, 2017 was $3,373,000 and $3,652,000, respectively.

In July 2018, the Company entered into an amendment to the existing lease for its corporate headquarters, which extended the term of the lease by an additional four years through June 2025. Base rent adjusts periodically throughout the extended term of this lease with monthly lease payments ranging from $107,000 to $117,000. The Company also received certain abatements to their rent during the three and nine months ended September 30, 2018.

As of September 30, 2018, the future minimum lease payments required over the next five years under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2018	$227
2019	1,989
2020	1,997
2021	2,015
2022	2,077
Thereafter	4,023
Total	$12,328

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

As of September 30, 2018, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense (benefit) of $5,000 and $(9,000) for the three months ended September 30, 2018 and 2017, and income tax expense of $59,000 and $68,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company continues to monitor guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies related to the Tax Cuts and Jobs Act, or the Jobs Act, enacted in 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements as of December 31, 2017. No adjustments were made to the provisional amounts recorded related to the Jobs Act during the nine months ended September 30, 2018. The Company expects to complete the accounting for tax effects of the Jobs Act in fiscal year 2018.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state returns since inception are subject to examination due to the carryover of net operating losses. As of September 30, 2018, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2018 and 2017 were approximately $38,937,000 and $47,312,000, respectively. As of September 30, 2018, we had an accumulated deficit of $455,322,000. Our operations to date have been funded principally through sales of capital stock, borrowings and cash from operations. We expect to incur increasing expenses over the next several years, principally to expand our diagnostic test menu for our ePlex system, as well as to increase our manufacturing capabilities and domestic and international commercial organization.

Our Products and Technology
We offer our sample-to-answer ePlex instrument and Respiratory Pathogen (RP) Panel for sale in the United States and Europe. We have also obtained CE Mark for our ePlex BCID-GP Panel, ePlex BCID-GN Panel, and ePlex BCID-FP Panel. We submitted a 510(k) application to the FDA for our ePlex BCID-GP Panel in June 2018, and submitted 510(k) applications for our ePlex BCID-GN Panel and ePlex BCID-FP Panel to the FDA in September 2018. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Results of Operations — Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$15,795	$11,603	$4,192	36%	$51,381	$36,497	$14,884	41%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $4.2 million, or 36%, for the three months ended September 30, 2018 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue relative to XT-8 product revenue. The increase in revenue generated by ePlex sales in the US and further expansion of the ePlex system internationally reflects increased units sold at a higher selling price driven by the additional technology and features of its sample-to-answer capabilities as compared to the XT-8 system. Revenue from consumable sales increased to $14.7 million for the three months ended September 30, 2018 compared to $10 million for the same period in the prior year. Instrument sales decreased by $575 thousand during the three months ended September 30, 2018 when compared to the same period of the prior year. Pricing changes did not have a material impact on revenue during the three months ended September 30, 2018.

The increase in revenue for the nine months ended September 30, 2018 when compared to the same period of the prior year was primarily driven by an increase in ePlex sales in the U.S. and the further expansion of the ePlex system internationally. Revenue from consumable sales increased to $48.3 million for the nine months ended September 30, 2018 compared to $33.5 million for the same period in the prior year. Instrument sales decreased by $23 thousand during the nine months ended September 30, 2018 when compared to the same period of the prior year. Pricing changes did not have a material impact on revenue during the nine months ended September 30, 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$10,165	$7,400	$2,765	37%	$37,172	$21,227	$15,945	75%
Gross profit	$5,630	$4,203	$1,427	34%	$14,209	$15,270	$(1,061)	(7)%

The increase in cost of revenue for the three months ended September 30, 2018, compared to the same period of the prior year, was primarily related to higher overall product revenue and specifically, the growth in ePlex product revenue relative to XT-8 product revenue. The cost profile of the ePlex platform reflects the additional technology and features of its sample-to-answer capabilities coupled with it being early in its product life cycle. Increases in our cost of revenue were attributable to product costs of $3.7 million corresponding to volume increases and the increase in ePlex sales in addition to increased overhead and consumable warranty expenses of $237 thousand. These increases were partially offset by a decrease in product support expense of $530 thousand, improved manufacturing efficiencies of $380 thousand, and a decrease in inventory reserves, warranty and repairs, and royalties expense of $187 thousand. The increase in gross profit of $1.4 million was primarily due to increased product sales.

The increase in cost of revenue for the nine months ended September 30, 2018, compared to the same period of the prior year, was primarily related to higher product revenue following the ramp up of the commercialization of the ePlex platform in the current period. Increases in our cost of revenue were attributable to product costs of $14.3 million corresponding to volume increases and specifically, increases in ePlex product revenue, decreased production efficiencies of $1 million, increased instrument depreciation, warranty and repair expense of $272 thousand, increased inventory reserve expense of $286 thousand, increased consumable warranty expense of $187 thousand, as well as increased freight out expense of $118 thousand. These increases were partially offset by decreases in royalty expense of $127 thousand and product support expenses of $95 thousand. The decrease in gross profit of $1.1 million was primarily due to a higher composition of ePlex product revenue as compared to XT-8 product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$5,375	$5,121	$254	5%	$15,964	$14,974	$990	7%

The increase in sales and marketing expense for the three months ended September 30, 2018, when compared to the same period of the prior year, was primarily driven by an increase in facility and depreciation expense of $73 thousand associated with additional placements of ePlex systems, an increase of $163 thousand in sample consumable expense, an increase of $129 thousand in supplies expense, partially offset by a decrease in other marketing, professional services, and employee-related expenses of $95 thousand.

The increase in sales and marketing expense for the nine months ended September 30, 2018, when compared to the same period of the prior year, was primarily driven by increases in sample consumable expense of $485 thousand, facility and depreciation expense of $296 thousand, employee-related expenses and professional services of $195 thousand, and supplies expense of $113 thousand, partially offset by a decrease in other marketing expense of $121 thousand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,718	$3,565	$1,153	32%	$13,398	$11,553	$1,845	16%

The increase in general and administrative expense for the three months ended September 30, 2018, compared to the same period of the prior year, was primarily driven by an increase in employee-related expenses of $1 million, including a $278 thousand increase in stock-based compensation expense and lower 2017 incentive compensation of $214 thousand consistent with a revision to the Company's business performance expectations, and an increase in professional services expense of $142 thousand.

The increase in general and administrative expense for the nine months ended September 30, 2018, compared to the same period of the prior year, was primarily driven by increases in employee-related expenses of $1.3 million, including $489 thousand in stock-based compensation expense, and professional services expense of $619 thousand, partially offset by a decrease of $69 thousand in maintenance expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,105	$10,248	$(4,143)	(40)%	$22,007	$34,297	$(12,290)	(36)%

The decrease in research and development expense for the three months ended September 30, 2018, compared to the same period of the prior year, was primarily driven by a decrease of $4.6 million in supplies and prototype materials used by our assay development teams partially offset by an increase in clinical study expense of $226 thousand due to the timing of the recently completed ePlex BCID clinical studies, and an increase in employee-related expenses of $185 thousand.

The decrease in research and development expense for the nine months ended September 30, 2018, compared to the same period of the prior year, was primarily driven by a decrease in ePlex instrument development expenses of $11.9 million and a decrease in employee-related expenses of $1.4 million, partially offset by an increase in clinical study expense of $863 thousand due to the timing of the ePlex BCID clinical studies, and an increase in facility and depreciation expense of $132 thousand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense)	$(420)	$(686)	$(266)	39%	$(1,718)	$(1,690)	$28	(2)%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the three months ended September 30, 2018, compared to the same period of the prior year, was primarily due to a decrease in interest expense of $347 thousand on amounts due under our loan and security agreement, partially offset by a decline in interest income from short-term marketable securities of $59 thousand.

The change in other income (expense) for the nine months ended September 30, 2018, compared to the same period of the prior year, was primarily due to changes in foreign currencies of $278 thousand, partially offset by a decrease in interest income from short-term marketable securities of $224 thousand, and a decrease in interest expense of $24 thousand on amounts due under our loan and security agreement.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax expense (benefit)	$5	$(9)	$14	(156)%	$59	$68	$(9)	(13)%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2018, we had $48,137,000 of working capital, including $42,662,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	September 30,
Nine Months Ended (in thousands):	2018	2017
Net cash used in operating activities	$(28,900)	$(40,605)
Net cash provided by (used in) investing activities	26,655	(38,445)
Net cash provided by financing activities	469	90,269
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	27	(17)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,749)	$11,202

Cash flows used in operating activities
Net cash used in operating activities decreased $11,705,000 for the nine months ended September 30, 2018 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to decreases of $1,380,000 from changes in operating assets and liabilities resulting from increases in prepaid expenses and other assets, accrued compensation, and inventories, partially offset by decreases in accounts payable and accounts receivable. Cash used in operating activities also decreased as a result of $8,375,000 in net loss and $1,950,000 in non-cash adjustments resulting from increased depreciation and amortization, stock-based compensation, and inventory reserves.

Cash flows provided by (used in) investing activities
Net cash provided by investing activities increased by $65,100,000 for the nine months ended September 30, 2018, compared to the same period of the prior year, primarily due to an increase in net proceeds from purchases, maturities, and sales of marketable securities of $61,844,000 and a decrease in purchases of property and equipment of $3,256,000.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $89,800,000 for the nine months ended September 30, 2018, compared to the same period of the prior year, primarily due to decreases in the proceeds from the sale of common stock (net of issuance costs) of $80,831,000, a decrease in the proceeds from borrowings (net of issuance costs) of $14,833,000, and stock option exercises of $191,000, partially offset by a decrease in principal payments on borrowings of $6,055,000.

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

Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we originally obtained $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. Pursuant to the terms of the sixth amendment to its LSA, the Company borrowed an additional $663,000 to repay the pro rata portion of the outstanding principal and interest due to one lender.

As of September 30, 2018, we borrowed all $35,663,000 under the terms loans as provided in the LSA and had not borrowed any of the $5,000,000 available under the revolving loan.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at September 30, 2018.

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

Contractual Obligations
As of September 30, 2018, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2018, there have been no material changes in our market risks described at December 31, 2017.

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

Interest Rate Risk
As of September 30, 2018, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

Our future success depends on the belief by our target customers and the medical community that our molecular diagnostic products, including our ePlex instrument and its test menu, are a reliable, medically-relevant, accurate and cost-effective replacement for other diagnostic testing methods. Our business success depends on our ability to convince our target customers to perform these tests internally with our products if they have historically outsourced their testing needs or have historically used non-molecular methods to perform such testing, or to replace their current molecular testing platforms with our system and its related test offerings.

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

The markets for our technologies and products are highly competitive and we expect the intensity of competition to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex (which acquired Nanosphere, Inc.); bioMerieux (which acquired BioFire Diagnostics, Inc.); Abbott Molecular Diagnostics; Qiagen (which acquired Stat-Dx); Siemens (which acquired Fast Track Diagnostics); T2 BioSystems; Accelerate Diagnostics; Hologic, Inc.; Seegene; and Danaher Corporation (which acquired Cepheid);

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

We may not expand sales of our ePlex system outside the United States at the levels we anticipate or within the time frame we anticipate.*

In June 2016, we obtained CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex RP Panel; in April 2017, we obtained CE Mark for our ePlex BCID-FP Panel; and in June 2017, we obtained CE Mark for our ePlex BCID-GP Panel and BCID-GN Panel. We are commercializing our ePlex system in Europe utilizing a direct sales and technical support team in certain European countries. We have also engaged a number of distributors in certain international jurisdictions and we intend to further expand internationally over time. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to identify new distribution partners, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, the distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If our distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

If our customers are not adequately reimbursed or compensated for the use of our products, we may have difficulty selling our products.*

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations and other organizations. There are ongoing efforts by governmental and third-party payors to contain or reduce the costs of healthcare coverage. For example, a number of Medicare Administrative Contractors (MACs) recently issued a final local coverage determination eliminating Medicare coverage for the use of certain multiplex molecular respiratory tests such as our ePlex RP Panel and XT-8 Respiratory Viral Panel (RVP) in an outpatient setting. As a result, this determination may negatively impact the use of our and certain of our competitors’ multiplex respiratory tests within the geographic region covered by these MACs. In addition, if other MACs and private payors take a similar approach, this potential negative impact could affect the available market for our ePlex RP Panel and XT-8 RVP Panel in additional geographic regions and patient populations.

In addition, efforts to reform the healthcare delivery system in the United States and Europe has increased pressure on healthcare providers to reduce costs. For example, implementation of certain provisions of the Protecting Access to Medicare Act (PAMA) in the United States as of January 1, 2018 will have a negative impact on reimbursement payments from the Centers for Medicare and Medicaid Services (CMS) for our diagnostics tests paid under the Clinical Laboratory Fee Schedule (CLFS). Under these provisions of PAMA, payments under the CLFS are likely to be reduced annually for the next several years. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products or the price we may be able to charge for our products could be reduced.

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

From time to time we and our key suppliers experience, and may in the future experience difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost effective manner.*

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support our product development timelines. If we or our key suppliers continue to encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, and/or availability of subcomponents, equipment and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all.

Finding solutions to product quality, reliability, and variability issues are time consuming and expensive, and we may incur significant additional costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, scrapped material, and warranty and service obligations.

In addition, we are implementing a number of measures to reduce the cost of manufacturing our ePlex products. If these efforts are unsuccessful, or if these efforts prove less successful than we anticipate or do not deliver the results within the timeframes we expect, we may not achieve our profitability targets in a timely manner, or at all.

To manage our anticipated future growth effectively, we must enhance our manufacturing and supply chain capabilities, infrastructure and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. If our management is unable to effectively prepare for our expected future growth, our expenses may increase more than anticipated, our revenue could grow more slowly than expected, and we may not be able to achieve our commercialization, profitability, or product development goals. Our failure to effectively implement the necessary processes and procedures and otherwise prepare for our anticipated growth could have a material adverse effect on our future financial condition and prospects.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for, our diagnostic tests;

•	the expenses we incur for research and development required to maintain and improve our technology, including developing new ePlex test menu;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales, and distribution expenses;

•	the expenses we incur in licensing technologies from third parties to expand the menu of diagnostics tests we plan to offer;

•	our sales strategy and whether the revenues from sales of our test cartridges or systems will be sufficient to offset our expenses;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

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

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings. Our newly developed ePlex tests will require 510(k) clearance or pre-market approval by the FDA prior to marketing those tests for commercial use in the United States. We submitted our BCID-GP Panel to the FDA for 510(k) clearance in June 2018. We also submitted our ePlex BCID-GN Panel and our ePlex BCID-FP Panel to the FDA for 510(k) clearance in September 2018. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of newly developed tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

We have a history of net losses, and we may never achieve or maintain profitability.*

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $38.9 million and $47.3 million million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $455.3 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing) and manufacturing activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the SEC on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 2, 2018).
10.1	Fourth Amendment to Lease dated July 25, 2018 by and among Brookwood CB I, LLC and Brookwood CB II, LLC, and the Company (incorporated by reference to our 10-Q filed with the SEC on July 30, 2018).
10.2
Sixth Amendment to the Loan and Security Agreement dated as of September 28, 2018 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions.+

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

GENMARK DIAGNOSTICS, INC.

Date:	October 29, 2018	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2018	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer
(Principal Financial and Accounting Officer)