Form 10-K
period 2018-12-31
GenMark Diagnostics, Inc.
filed 2019-02-25
CIK 1487371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018

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

As of June 30, 2018, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $334,688,000 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $6.38 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s common stock on February 21, 2019 was 56,472,425. The common stock is listed on the NASDAQ Global Market (trading symbol “GNMK”).
   ____________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy, regulatory clearances, research and development efforts, and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “intend,” “expect,” “target,” “anticipate,” “aim,” “plan” and similar expressions, including their use in the negative, are intended to identify forward-looking statements.

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

GenMark Diagnostics, Inc., or GenMark, is a molecular diagnostics company focused on developing and commercializing multiplex molecular diagnostic solutions designed to enhance patient care, improve key quality metrics, and reduce the total cost-of-care. References herein to “we,” “us” or “our” refer to GenMark Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

Overview

We currently develop and commercialize high-value instruments and simple to perform, clinically relevant multiplex molecular panels based on our proprietary eSensor electrochemical detection technology. Our eSensor instruments are designed to support a broad range of molecular diagnostic panels with compact, easy-to-use workstations and self-contained, disposable test cartridges.

Our ePlex instrument is a multiplex, sample-to-answer platform that is designed to optimize laboratory efficiency and address a broad range of infectious disease testing needs, including respiratory, bloodstream, and gastrointestinal infections. We are currently commercializing our ePlex instrument and its diagnostic test panels, which we refer to as our ePlex system, in the United States, Europe, and certain other geographic regions. We expect to continue to expand sales of our ePlex system internationally.

In June 2017, we received 510(k) market clearance from the United States Food and Drug Administration (FDA) for both our ePlex instrument and ePlex Respiratory Pathogen (RP) Panel. We received 510(k) market clearance from the FDA for our ePlex Blood Culture Identification Gram-Positive (BCID-GP) and Blood Culture Identification Fungal Pathogen (BCID-FP) Panels in December 2018. We submitted a 510(k) application to the FDA for our ePlex Blood Culture Identification Gram-Negative (BCID-GN) Panel in September 2018. We are also developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the fiscal years ended December 31, 2018, 2017 and 2016 were approximately $50.5 million, $61.9 million, and $50.6 million, respectively. As of December 31, 2018, we had an accumulated deficit of $466.9 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test panel menu for our ePlex instrument, as well as to further increase our manufacturing capabilities and commercial organization.

Our Strategy

Our goal is to become the market leading provider of automated, multiplex molecular diagnostic testing systems. In order to achieve this objective, we intend to:

•
Drive Commercialization of our ePlex System. We believe our ePlex system is an attractive solution for a broad range of hospitals and laboratories that need rapid, actionable identification of infectious pathogens as well as those hospitals and laboratories that may lack the technical or economic resources to perform molecular diagnostic testing with existing products and technology. We believe the ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally.

•
Expand our Menu of Clinical Diagnostic Products. We intend to develop a broad menu of molecular diagnostic tests for our ePlex instrument that we believe will satisfy important medical needs and present attractive commercial opportunities. We are developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. In addition, we are actively evaluating the development of additional panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

•
Grow our Installed Base of Customers. We have identified laboratories and hospitals that we believe will benefit from our product portfolio. We intend to leverage our commercial organization and our international distribution network to drive placements of our instruments. We anticipate that the expansion of our installed base of customers will drive sales of our test panel cartridges, from which we expect to generate the majority of our revenues for the foreseeable future.

•
Increase Test Utilization. We intend to increase the use of our diagnostic tests by developing and offering tools and support tailored to our products, such as education programs and seminars, product training for our customers, and advanced software features. Additionally, we plan to invest in research studies that establish the clinical and health economic utility of multiplex molecular diagnostic panels, which we believe will increase adoption of our products.

•
Develop Partnerships with Relevant Third Parties. We plan to establish partnerships with other stakeholders in the diagnostic industry to expand our commercial, operations, and research and development capabilities. We anticipate that these partnerships will increase awareness of our ePlex solution as well as bring additional value to our customers, helping us secure and grow our business.

•
Support Our Existing XT-8 Business. We currently offer our XT-8 instrument in the U.S. market and sell numerous diagnostic and research panels and custom manufactured reagents for use on our XT-8 system. We expect our XT-8 system to remain an important piece of our overall business for the foreseeable future and we intend to continue supporting this product line in the field with application support and customer education and training.

Revenues, net loss, and total assets for the past three years are contained in our consolidated financial statements in Part II of this Annual Report. Substantially all of our revenues for the periods reported in our consolidated financial statements in Part II of this Annual Report were derived from customers located within the United States.

Our Technology

Our eSensor Technology

Our proprietary eSensor technology is based on the principles of deoxyribonucleic acid (DNA) hybridization and electrochemical detection. DNA naturally forms a double-stranded structure, with each strand binding with high affinity, or hybridizing, only to a complementary strand. Our technology takes advantage of this highly specific binding by first creating two types of single-stranded DNA, the capture probe and the signal probe. The capture probe and signal probe are each complementary to a different segment of the target DNA that is the focus of the particular diagnostic test. Using our technology and processes, we attach our capture probes to a proprietary monolayer on the surface of a gold electrode within our test cartridges. We separately attach ferrocene, a proprietary label, to our signal probes.

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

Our XT-8 and ePlex test panel cartridges utilize the combination of distinct electrodes and multiple signal probes to detect dozens of target biomarkers from a single sample, thereby enabling highly multiplexed testing. Our eSensor technology is highly specific for the target biomarker, and is not based on optical or fluorescent detection. As a result, our diagnostic tests are less prone to sample contamination risk and do not require many of the time-consuming washing and preparation steps required by competing technologies. The sample preparation steps required before using our XT-8 test cartridges are nucleic acid purification and polymerase chain reaction (PCR) amplification, which involves amplifying, or generating billions of copies of the target DNA molecules, followed by transfer of the sample to our test cartridge and insertion of the test cartridge into any open module in our XT-8 system. In some XT-8 tests, amplified DNA is subject to an additional enzymatic treatment to produce a single-stranded-DNA. In contrast, the ePlex system generally requires no pre-analytic steps to be performed by the user, except, in limited cases, certain minimal up-front sample handling.

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

 Our Instrument Systems

Our ePlex Instrument. Our ePlex instrument is a multiplex, sample-to-answer platform that fully integrates nucleic acid extraction, amplification and detection and has a modular design consisting of an integrated touch screen and up to four analyzers. Each analyzer contains six test cartridge modules into which individual ePlex panel test cartridges are placed. The test cartridge modules operate independently supporting continuous random access of up to 24 independent test cartridges. We also offer a near-patient configuration of our ePlex instrument for lower volume customers, which contains three independent test cartridge modules in a single analyzer. In June 2017, we received 510(k) market clearance from the FDA for both our ePlex instrument and ePlex RP Panel. We received 510(k) market clearance from the FDA for our ePlex BCID-GP and BCID-FP panels in December 2018. We submitted a 510(k) application to the FDA for our ePlex BCID-GN Panel in September 2018. In addition, we are developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We also continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

Our XT-8 Instrument. Our XT-8 instrument is a post-PCR multiplex workstation that has a modular design consisting of an integrated touch screen and up to three analyzers. Each analyzer contains eight modules into which individual test panel cartridges are placed. The test cartridge modules operate independently of each other allowing up to 24 independent test panel cartridges to be loaded at one time, with the remaining modules available for use at any future time while the system is running. We offer the following four FDA-cleared panels on our XT-8 instrument: a Respiratory Viral Panel, a Cystic Fibrosis Genotyping Test, a Thrombophilia Risk Test, and a Warfarin Sensitivity Test. We also offer a Hepatitis C (HCV) Genotyping Test and associated custom manufactured reagents, as well as a 2C19 Genotyping Test, each of which is available for use with the XT-8 instrument for research use only (RUO).

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

•
Improving the Clinical and Practical Utility of our Tests. Our R&D organization also supports the clinical utility and value of our molecular diagnostic test panels. We have previously and intend to continue to partner with academic and reference laboratories to perform validation and clinical studies on our tests. Key aspects of our efforts are aimed at improving workflow in the laboratory setting, positively comparing our test panels to historical or “gold standard” tests, and demonstrating that our test panels can help improve patient care and lower diagnostic and medical treatment costs. We intend to publish the results from these clinical studies in peer-reviewed or trade journals, submit them to regulatory bodies, and present them at industry conferences in support of our commercialization strategy.

Manufacturing

We manufacture our proprietary test panel cartridges, certain related components, and ancillary reagents in our Carlsbad, California facilities. We perform reagent formulation, test cartridge manufacturing, and packaging of final components and test cartridges in accordance with applicable guidelines for medical device manufacturing. We currently lease an aggregate of approximately 87,000 square feet at two nearby locations in Carlsbad, California, where we maintain our corporate office and manufacturing facilities.

We outsource the manufacture of our ePlex instrument to Plexus Corp. (Plexus). We currently maintain an inventory of XT-8 instruments and related components to satisfy the expected demand for our XT-8 system for the foreseeable future, as well as to service XT-8 instruments installed at customer locations. We rely on third party suppliers, including in certain instances, sole source suppliers, for certain raw materials and other supplies and components used in our products.

We have implemented a quality management system designed to comply with FDA regulations and ISO standards governing diagnostic medical device products. These regulations control the design, manufacture, testing and release of diagnostics products, as well as raw material receipt and control. In 2012, our Carlsbad, California corporate headquarters facility obtained ISO 13485 certification. We control methods for the consistent manufacturing of our proprietary test panel cartridges and reagents at our facilities. Our key outsourcing partners are regularly audited to help ensure a continual supply of high quality components.

We plan to continue to manufacture components that we determine are highly proprietary or highly customized, while outsourcing more commodity-like components. We are likely to establish additional outsourcing partnerships as we manufacture additional products.

Sales and Marketing

Our current sales and marketing strategy is to expand our business globally with the commercialization of our ePlex system in the United States, Europe, and certain other select geographic regions, while also continuing to support the placement and use of our XT-8 system in the United States. Our products are sold in the United States through a geographically dispersed direct sales and technically specialized service organization, which is supported by a centralized team of product managers and marketing, customer support, and technical support personnel. We primarily utilize third party distributors to sell our ePlex system internationally, which are augmented by a limited set of direct sales and technical support personnel based in Europe.

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

Customers

Our target customers include hospital-based laboratories and research institutions. We believe our ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally. In 2018, 2017, and 2016, Laboratory Corporation of America, Inc. represented 16%, 20% and 27%, respectively, of our total revenue.

Competition

We primarily face competition in the molecular diagnostic testing markets with testing products and systems developed by public and private companies such as bioMerieux (which acquired Biofire Diagnostics, Inc.), Luminex Corporation (which acquired Nanosphere, Inc.), Danaher Corporation (which acquired Cepheid), Qiagen (which acquired Stat-Dx), Siemens (which acquired Fast Track Diagnostics), T2 BioSystems, Accelerate Diagnostics, Hologic, Inc., Seegene, Roche Diagnostics and Abbott Molecular Diagnostics. Our diagnostic tests also face competition with laboratory developed tests (LDTs) developed by national and regional reference laboratories and hospitals. We believe that our testing systems compete largely on the basis of accuracy, reliability, enhanced laboratory workflow, multiplex capability, ease-of-use, customer service and support, patient safety, and return on investment for customers.

Many of our competitors have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, and distribution organizations than we do. Many of our competitors also offer broader product lines and have greater brand recognition than we do. Moreover, our existing and new competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue.

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

We believe that our patent portfolio, which includes over 100 owned and exclusively licensed U.S. and foreign patents and approximately 50 pending applications, and other intellectual property rights provide us with extensive protection of our eSensor systems. We continue to pursue the issuance of new patents to protect our ongoing research, development, and commercial activities, in particular with respect to our ePlex system and related consumables. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2038. Our success depends to a significant degree upon our ability to police infringement and continue to develop proprietary products and technologies without infringing the intellectual property rights of others.

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees, and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in intellectual property, such as patents and copyrights arising from their work for us. All employees sign an agreement not to compete unfairly with us during their employment and upon termination of their employment through the misuse of confidential information.

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

Regulation by the FDA

In the United States, the Federal Food, Drug, and Cosmetic Act, or FDCA, FDA regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale, and distribution of medical devices, including molecular diagnostic test panels and instrumentation systems. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution.

The two primary types of FDA marketing authorization required applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA. We have obtained 510(k) market clearance from the FDA for the following molecular diagnostic tests for use on our XT-8 system: the Respiratory Viral Panel, the eSensor Warfarin Sensitivity Test, the Cystic Fibrosis Genotyping Test, and the Thrombophilia Risk Test. We have also obtained 510(k) market clearance from the FDA for our ePlex instrument, as well as our ePlex RP, BCID-GP, and BCID-FP Panels. In addition, we submitted a 510(k) application to the FDA for our ePlex BCID-GN Panel in September 2018.

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

Regulation after FDA Clearance or Approval. Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices (GMP) as set forth in the QSR, which includes testing, control, and documentation requirements. Non-compliance with these standards can result in fines, injunctions, civil penalties, recalls, or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA of devices, withdrawal of marketing approvals, and criminal prosecutions. We have designed and implemented quality system processes within our manufacturing facilities in order to comply with the FDA’s GMP requirements.

Because we are a medical device manufacturer, we must also comply with the FDA’s medical device reporting requirements whenever there is evidence that reasonably suggests that one of our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

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

Environmental Regulations. We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of these laws require us to obtain licenses or permits to conduct our operations. We have numerous policies and quality system procedures in place to ensure compliance with these laws and to minimize the risk of occupational exposure to hazardous materials. We do not expect the operations of our products to produce significant quantities of hazardous or toxic waste or radiation that would require the use of extraordinary disposal practices. Although the costs to comply with these applicable laws and regulations have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

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

Clinical Laboratory Improvement Amendments of 1988. The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and related federal and state regulations, which provide for regulation of laboratory testing. Any customers using our products for clinical use in the United States will be regulated under CLIA, which establishes quality standards for all laboratory testing to ensure the accuracy, reliability, and timeliness of patient test results regardless of where the test was performed. In particular, these regulations mandate that clinical laboratories must be certified by the federal government or a federally approved accreditation agency, or must be located in a state that has been deemed exempt from CLIA requirements because the state has in effect laws that provide for requirements equal to or more stringent than CLIA requirements. Moreover, these laboratories must meet quality assurance, quality control, and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the method of testing performed by the laboratory, which range from “waived” to “moderate complexity” to “high complexity.” Our molecular diagnostic tests for use on our XT-8 system are categorized as “high complexity” and our ePlex instrument and ePlex RP, BCID-GP and BCID-FP Panels are categorized as “moderate complexity.”

Foreign Government Regulation. We intend to market our products in European and other international markets. The regulatory pre-market requirements for in vitro diagnostic, or IVD, devices vary from country to country. Some countries impose product standards, packaging requirements, labeling requirements, and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject us to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Fraud and Abuse Regulations

We are subject to numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute and False Claims Act (FCA), that are intended to reduce waste, fraud, and abuse in the health care industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than health care, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. In addition, many states have enacted or are considering laws that limit arrangements between medical device manufacturers and physicians and other health care providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must operate our business within the requirements of these laws and, if we were accused of violating them, we could be forced to expend significant resources on investigation, remediation, and monetary penalties.

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

Employees

As of December 31, 2018, we had 477 employees, of which: 87 employees were involved in research and development; 278 were involved in operations, manufacturing, and quality assurance; 70 were involved in sales and marketing; and 42 were involved in general and administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. None of our employees are covered by a collective bargaining agreement.

Business Seasonality

We have historically experienced higher net sales in the first and fourth quarters of the year compared to the second and third quarters of the year due in part to the typical seasonality of the flu season. However, historical seasonal patterns should not be considered reliable indicators of our future net sales or financial performance.

Corporate and Available Information

Our corporate office is located at 5964 La Place Court, Carlsbad, California. We also lease additional manufacturing space nearby to our corporate office in Carlsbad, California.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We also make these documents and certain public financial information available on our website, which is www.genmarkdx.com. Our SEC reports and other financial information can be accessed through the investor relations section of our website. Some of the information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Our future success depends on the belief by our target customers and the medical community that our molecular diagnostic products, including our ePlex instrument and its panel test menu, are a reliable, medically-relevant, accurate and cost-effective replacement for other diagnostic testing methods. Our business success depends on our ability to convince our target customers to perform these tests internally with our products if they have historically outsourced their testing needs or have historically used non-molecular methods to perform such testing, or to replace their current molecular testing platforms with our system and its related test panel offerings.

Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•	the relative convenience, ease of use, accuracy, reliability, validity, scalability, cost, and time-to-result of our diagnostic products over competing products;

•	the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;

•	the breadth and relevance of our menu of available diagnostic test panels relative to our competitors;

•	our success in training our customers in the proper use of our products;

•	the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;

•	the extent and success of our marketing and sales efforts; and

•	general economic conditions.

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

Our diagnostic test panels also face competition from laboratory developed tests (LDTs) developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical studies and FDA review and clearance or approval that may apply to our diagnostic products.

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

In addition, we have limited marketing, sales and distribution experience and capabilities. Our ability to achieve profitability depends on attracting customers for our products and building brand loyalty. To successfully perform sales, marketing, distribution, and customer support functions ourselves, we face a number of risks, including:

•	our ability to attract and retain the skilled support team, marketing staff and sales force necessary to commercialize and gain market acceptance for our technology and our products;

•
the ability of our sales and marketing team to identify and penetrate the potential customer base, including hospitals, national and regional reference laboratories, group purchasing organizations, and integrated delivery networks; and

•	the difficulty of establishing brand recognition and loyalty for our products.

Some hospital-based and reference laboratories may not consider adopting our instrument systems unless we offer a broader menu of diagnostic test panels or may choose not to convert from competitive products. In addition, in order to commercialize our products, we are required to undertake time consuming and costly development activities, including clinical studies for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval or, if approved, may not generate the demand we expect. If we are unable to effectively compete, our revenues and our ability to achieve profitability will be significantly impaired.

We may not expand sales of our ePlex system outside the United States at the levels or within the time frame we anticipate.

In June 2016, we obtained CE Mark under the European In-Vitro Diagnostic Devices Directive (98/79/EC) for our ePlex instrument and ePlex RP Panel; in April 2017, we obtained CE Mark for our ePlex BCID-FP Panel; and in June 2017, we obtained CE Mark for our ePlex BCID-GP Panel and BCID-GN Panel. We are commercializing our ePlex system internationally via a network of distribution partners, which is augmented by a limited set of direct sales and technical support personnel based in Europe. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to identify new distribution partners, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, the distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If our distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

If our customers are not adequately reimbursed or compensated for the use of our products, we may have difficulty selling our products.

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations, and other organizations. There are ongoing efforts by governmental and third-party payors to contain or reduce the costs of healthcare coverage. For example, a number of Medicare Administrative Contractors (MACs) recently issued final local coverage determinations limiting or eliminating Medicare coverage for the use of certain multiplex molecular respiratory tests such as our ePlex RP Panel and XT-8 Respiratory Viral Panel (RVP) in an outpatient setting. As a result, this determination may negatively impact the use of our and certain of our competitors’ multiplex respiratory tests within the geographic regions covered by these MACs. In addition, if other MACs and private payors take a similar approach, this potential negative impact could affect the available market for our ePlex RP Panel and XT-8 RVP Panel in additional geographic regions and patient populations.

In addition, efforts to reform the healthcare delivery system in the United States and Europe has increased pressure on healthcare providers to reduce costs. For example, implementation of certain provisions of the Protecting Access to Medicare Act (PAMA) in the United States had a negative impact on reimbursement payments from the Centers for Medicare and Medicaid Services (CMS) for our diagnostics test panels paid under the Clinical Laboratory Fee Schedule (CLFS). Under these provisions of PAMA, payments under the CLFS are likely to be reduced annually for the next several years. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products or the price we may be able to charge for our products could be reduced.

Obtaining coverage and reimbursement approval for a product from each government or third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each government or third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs. Further, third-party payors may choose to reimburse our customers per test based on individual biomarker detection, rather than on the basis of the number of results given by the test panel. This may result in our customers electing to use separate tests to screen for each disease or condition so that they can receive reimbursement for each test they conduct. In that event, these entities may purchase separate tests for each disease, rather than products, such as ours, that can be used to return highly multiplexed test panel results.

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost effective manner.

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support customer demand or our product development timelines. If we or our key suppliers encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, and/or availability of subcomponents, equipment and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all.

Finding solutions to product quality, reliability, variability, and raw material sourcing issues are time consuming and expensive, and we may incur significant additional costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, scrapped material, manufacturing delays or inefficiencies, and warranty and service obligations. In addition, we are implementing a number of measures to reduce the cost of manufacturing our ePlex products. If these efforts are unsuccessful, or if these efforts prove less successful than we anticipate or do not deliver the results within the timeframes we expect, we may not achieve our profitability targets in a timely manner, or at all.

To manage our anticipated future growth effectively, we must enhance our manufacturing and supply chain capabilities, infrastructure and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial, and other resources. If our management is unable to effectively prepare for our expected future growth, our expenses may increase more than anticipated, our revenue could grow more slowly than expected, and we may not be able to achieve our commercialization, profitability, or product development goals. Our failure to effectively implement the necessary processes and procedures and otherwise prepare for our anticipated growth could have a material adverse effect on our future financial condition and prospects.

Disruptions in the supply of raw materials, consumable goods, or other key product components, or issues associated with their cost or quality from our single source suppliers, could result in delays or difficulties successfully commercializing our ePlex system or a significant disruption in sales and profitability.

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs, and complying with regulatory requirements. Our instrument systems and certain critical components are custom-made by only a few outside suppliers. In certain instances, we and our customers have a sole source supply for certain key products, product components, ancillary items, and raw materials used to run our tests. If we are unable to satisfy our forecasted demand from existing suppliers for our products, or we or our customers are unable to find alternative suppliers for key product components, ancillary items or raw materials at reasonably comparable prices, it could have a material adverse effect on our financial condition and results of operations. Additionally, although we have entered into supply agreements with most of our suppliers of strategic reagents and parts to help ensure component availability and flexible purchasing terms with respect to the purchase of such components, if our suppliers discontinue production of a key component for one or more of our products, we may be unable to identify or secure a viable, cost-effective alternative on reasonable terms, or at all, which could limit our ability to manufacture our products.

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

The manufacturing operations for our test panel cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly and time consuming to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facilities or the facilities of any of our key suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products and would have a material adverse effect on our business, financial condition, and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facilities. Plexus specializes in the manufacturing of electronic and electro-mechanical devices. We outsource the manufacture of our ePlex instrument to Plexus. We currently maintain an inventory of XT-8 instruments and related components to satisfy the expected demand for our XT-8 system for the foreseeable future, as well as to service XT-8 instruments installed at customer locations. While we work closely with Plexus to ensure continuity of supply while maintaining high quality and reliability, and we believe our current stock of XT-8 instruments and related components will be sufficient for our and our customers’ anticipated needs, we cannot guarantee that these efforts will be successful.

If we experience a material defect or error in any of our current or future products, it could result in the loss or delay of revenues, increased costs, delayed or reduced market acceptance, damaged reputation, diversion of development and management resources, legal and/or regulatory claims, recalls, increased insurance costs, or increased service and warranty costs, any of which could materially harm our business, financial condition, and results of operations.

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

Until such time, if ever, as we can generate positive cash flows from operations, we will be required to finance our operations with our cash resources and amounts made available under our new credit facility. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed, on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies, or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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

Our largest customer, Laboratory Corporation of America, Inc., accounted for approximately 16% of our total revenue for the fiscal year ended December 31, 2018. The loss of a significant customer or a significant reduction in the amount of product ordered by our significant customers may adversely affect our revenue, results of operations and cash flows.

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

We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings. Our newly developed ePlex test panels will require 510(k) clearance or pre-market approval by the FDA prior to marketing those tests for commercial use in the United States. We obtained 510(k) clearance from the FDA for our ePlex BCID-GP and BCID-FP panels in December 2018. We also submitted our ePlex BCID-GN Panel to the FDA for 510(k) clearance in September 2018. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of newly developed tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

We derive revenues from the sale of research use only (RUO) tests and custom manufactured reagents, which are not intended for diagnostic purposes. Clinical laboratories are regulated under CLIA and may validate the clinical diagnostic use of an LDT specifically for use in their laboratory using any labeled products. The FDA has traditionally practiced enforcement discretion regarding the use of the LDTs for clinical diagnostic purposes. However, the FDA has promulgated draft guidance which outlines stringent regulatory requirements for CLIA labs in order to use LDTs for clinical diagnostic application. These proposed requirements, if implemented, may result in a significant reduction in the sale of our RUO or custom manufactured products, which could reduce our revenues and adversely affect our operations and/or financial condition.

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

The False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. We have implemented procedures designed to ensure our compliance with relevant legal requirements. Nevertheless, if our marketing, sales or other arrangements, including our reagent rental arrangements, were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition and results of operations.

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

Our manufacturing processes and facilities and those of some of our contract manufacturers must comply with Quality System Regulation, or QSR, and certain foreign regulatory requirements, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA and other foreign regulatory bodies enforce the QSR and similar foreign regulatory requirements through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.

We must also file reports of device corrections and removals and adhere to the domestic and foreign rules on labeling and promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Failure to comply with applicable regulatory requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our contract manufacturers to take satisfactory corrective action in response to an adverse regulatory inspection, can result in, among other things:

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $50.5 million, $61.9 million and $50.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $466.9 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing) and manufacturing activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

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

As of December 31, 2018, we had net operating loss, or NOL, carryforwards available of approximately $306.8 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2037. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. Our ability to use the current federal and state NOL carryforwards may also be limited by the issuance of common stock in the future. To the extent our use of federal and state NOL carryforwards is limited, our income may be subject to corporate income tax earlier than it would if we were able to use the state or federal NOL carryforwards. We have recorded a full valuation allowance against our federal and state net deferred tax assets.

We also had state NOL carryforwards of approximately $215 million as of December 31, 2018. We have recorded a full valuation allowance against our net deferred tax assets.

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

We currently operate from two facilities, each of which is located in Carlsbad, California. We do not own any real property. In February 2010, we entered into a lease for an approximately 31,000 square-foot facility in Carlsbad, California, the term of which originally ran through September 2017. The facility is part of a three-building office and research and development project located at 5964 La Place Court, Carlsbad, California. In January 2012, we signed a lease amendment which expanded our executive and administrative office, research and development, and manufacturing space by approximately 22,000 additional square feet. The lease term expires in June 2025.

In June 2015, we leased an additional 34,000 square feet at a nearby location in Carlsbad, California, which we utilize primarily for ePlex manufacturing operations. The term of this lease runs through September 2023, and we have an option to extend the term of the lease for an additional five years. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future.

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

	High	Low
Year Ended December 31, 2018
First Quarter	$5.87	$4.01
Second Quarter	$7.70	$5.02
Third Quarter	$8.56	$5.96
Fourth Quarter	$7.00	$3.74
Year Ended December 31, 2017
First Quarter	$13.62	$9.80
Second Quarter	$13.67	$11.45
Third Quarter	$12.55	$8.88
Fourth Quarter	$9.87	$3.63

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index for the five years ended December 31, 2018. The graph assumes that $100 was invested in the Company's common stock and in each index as of the market close on December 31, 2013 and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare Cumulative Total Returns Among GenMark, NASDAQ Composite Index, and NASDAQ Biotechnology Index
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Genmark
NASDAQ Composite Index
NASDAQ Biotechnology Index

Stockholders

The last reported sale price of our common stock on February 21, 2019 as reported on the NASDAQ Global Market was $6.82. As of February 21, 2019, there were 965 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. In addition, our credit facility contains a negative covenant which may limit our ability to pay dividends. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our Board of Directors may deem relevant.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data relates to GenMark Diagnostics, Inc. and its consolidated subsidiaries. The selected consolidated statement of comprehensive loss data presented below of GenMark Diagnostics, Inc. for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data of GenMark Diagnostics, Inc. as of December 31, 2018 and 2017 have been derived from the audited consolidated financial statements of GenMark Diagnostics, Inc., which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, included elsewhere in this Annual Report. The selected consolidated statement of comprehensive loss data presented for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014 have been derived from audited financial statements not included in this Annual Report.

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

FIVE YEAR SELECTED FINANCIAL DATA
	Years ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Comprehensive Loss Data:	(In thousands, except per share data)
Revenue
Product revenue	$70,481	$52,260	$48,914	$39,029	$30,328
License and other revenue	278	259	360	382	266
Total revenue	70,759	52,519	49,274	39,411	30,594
Cost of revenue	51,278	32,514	19,700	15,317	13,127
Gross profit	19,481	20,005	29,574	24,094	17,467
Operating expenses:
Sales and marketing	21,777	20,557	14,734	14,385	12,629
General and administrative	17,545	16,205	14,363	13,772	12,069
Research and development	27,931	42,760	49,458	37,472	31,823
Total operating expenses	67,253	79,522	78,555	65,629	56,521
Loss from operations	(47,772)	(59,517)	(48,981)	(41,535)	(39,054)
Other income (expense):
Interest income	711	561	176	125	244
Interest expense	(3,108)	(3,042)	(1,536)	(880)	(20)
Other income (expense)	(192)	249	(160)	133	(6)
Total other income (expense)	(2,589)	(2,232)	(1,520)	(622)	218
Loss before provision for income taxes	(50,361)	(61,749)	(50,501)	(42,157)	(38,836)
Income tax expense (benefit)	139	101	100	40	(573)
Net loss	$(50,500)	$(61,850)	$(50,601)	$(42,197)	$(38,263)
Net loss per share, basic and diluted	$(0.91)	$(1.21)	$(1.15)	$(1.00)	$(0.93)
Weighted average number of shares outstanding basic and diluted	55,669	51,169	44,100	42,157	41,346

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities (1)(2)	$45,168	$71,990	$41,566	$45,465	$70,506
Total assets	92,981	122,299	80,324	70,667	91,970
Long-term liabilities	39,147	23,399	15,752	11,481	1,653
Total liabilities	59,434	51,142	42,173	22,070	13,946
Accumulated deficit	(466,883)	(416,383)	(355,270)	(304,669)	(262,472)
Total stockholders’ equity (1)(2)	33,547	71,157	38,151	48,597	78,024
 _____________________

(1)	In June 2017, we issued approximately 7.3 million shares of common stock at a price of $11.75 per share. We raised approximately $80.7 million in net proceeds.

(2)	In August and September 2016, we issued approximately 3.3 million shares of common stock at an average price of $9.04 per share. We raised approximately $28.9 million in net proceeds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with the “Selected Consolidated Financial Data” and the consolidated financial statements of GenMark and the related notes thereto that appear elsewhere in this Annual Report. In addition to historical information, the following discussion and analysis includes forward looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors, including those discussed under the heading “Risk Factors” included elsewhere in this Annual Report. See also “Forward Looking Statements” included elsewhere in this filing.

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

We are a molecular diagnostics company focused on developing and commercializing multiplex molecular diagnostic solutions designed to enhance patient care, improve key quality metrics, and reduce the total cost-of-care. We currently develop and commercialize high-value, simple to perform, clinically relevant multiplex molecular tests based on our proprietary eSensor electrochemical detection technology.

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the years ended December 31, 2018, 2017, and 2016 were approximately $50.5 million, $61.9 million, and $50.6 million, respectively. As of December 31, 2018, we had an accumulated deficit of $466.9 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test menu for our ePlex instrument, as well as to further increase our manufacturing capabilities and commercial organization.

Our Products and Technology
We offer our ePlex sample-to-answer instrument and Respiratory Pathogen (RP) Panel, BCID-GP Panel, and BCID-FP Panel for sale in the United States and internationally. We have obtained CE Mark for our ePlex BCID-GN Panel and we submitted a 510(k) application to the FDA for our BCID-GN Panel in September 2018. We are also developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

We offer four FDA-cleared diagnostic tests which run on our XT-8 instrument: our Respiratory Viral Panel; our Cystic Fibrosis Genotyping Test; our Warfarin Sensitivity Test; and our Thrombophilia Risk Test. We also offer a Hepatitis C (HCV) Genotyping Test and associated custom manufactured reagents, as well as a 2C19 Genotyping Test, each of which is available for use with our XT-8 instrument for research use only (RUO).

Revenue
Revenue from operations includes product sales, principally of our diagnostic panels. We primarily place our instruments with customers through a reagent rental agreement, under which we retain title to the instrument and customers commit to purchasing minimum quantities of reagents and test cartridges over a period of one to five years. We also offer our instruments for sale.

Cost of Revenues

Cost of revenues includes the cost of materials, direct labor, and manufacturing overhead costs used in the manufacture of our consumable tests, including royalties on product sales. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products, and other costs such as warranty, royalty, and customer and product technical support. Any potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic panels; however, over time, we expect our cost per unit to decrease as production volume increases, manufacturing efficiencies are realized, improvements to procurement practices are made, product reliability increases, and other improvements decrease costs.

Sales and Marketing Expenses
Sales and marketing expenses include costs associated with our direct sales force, sales management, marketing, technical support, and business development activities. These expenses primarily consist of salaries, commissions, benefits, stock-based compensation, travel, advertising, promotions, product samples, and trade show expenses. We expect sales and marketing expenses to continue to increase as we scale-up our domestic and international commercial efforts and expand our customer base.

Research and Development Expenses
Research and development expenses primarily include costs associated with the development and expansion of our ePlex instrument's diagnostic test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, costs of consumables and materials used in product development, contract research organization costs, and clinical studies and facility costs. We expense all research and development expenses in the periods in which they are incurred.

General and Administrative Expenses
Our general and administrative expenses include costs associated with our executive, accounting and finance, compliance, information technology, legal, facilities, human resource, administrative, and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, insurance, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

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

Critical Accounting Policies and Significant Judgments and Estimates

Revenue
The Company recognizes revenue from operations through the sale of products and other services. Product revenue is comprised of the sale of diagnostic tests and instruments and is recorded net of discounts and sales taxes collected on behalf of governmental authorities.

We recognize revenue from product sales and contractual arrangements when the control of products and services are transferred to the customer in an amount that reflects the consideration that the Company expects to receive from the customer in exchange for those products and services.

We offer customers the choice to either purchase an instrument outright or to receive possession of an instrument free of charge in exchange for a commitment to purchase an annual minimum amount of molecular diagnostic test cartridges.

When an instrument or diagnostic test is sold, revenue is generally recognized upon shipment of the unit consistent with contract terms and when control of the product is deemed to be transferred. Revenue from instrument services is recognized as the services are rendered, typically evenly over the contract term.

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

We sell our durable instruments and disposable test cartridges through a direct sales force in the United States and certain international countries and through distributor arrangements in other European jurisdictions. Employee sales commissions are recorded as selling and marketing expenses when incurred or amortized over the estimated contract term when resulting from new contract acquisition efforts.

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

Property and Equipment — Net
Property, equipment, and leasehold improvements are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are noted below. Each category of property and equipment is analyzed to determine its useful life. We look at the manufacturers’ estimates of useful life and adjust these for actual experience in our operating environment. Useful lives are reviewed periodically and occasionally changed as circumstances dictate.

Machinery and laboratory equipment	3 - 5 years
Instruments	4 - 5 years
Office equipment	3 - 7 years
Leasehold improvements	over the shorter of the remaining life of the lease or the useful economic life of the asset

Repair and maintenance costs are expensed as incurred. During 2018, 2017, and 2016, we disposed of certain assets no longer in use with a net book value of $501,000, $207,000 and $76,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

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

Stock-Based Compensation
We generally grant employees and non-employee directors stock-based awards, which typically comprise stock options, restricted stock units, and/or market-based stock units, in connection with their employment or service. We grant stock options with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the applicable grant date. We use the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options, the Monte Carlo Simulation Valuation Model as the method for determining the estimated fair value of our market-based stock units, and we use the grant date fair value of our common stock for valuing restricted stock units. The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period. The stock-based compensation expense related to shares issued under our 2013 Employee Stock Purchase Plan, or ESPP, is also estimated using the Black-Scholes option-pricing model. These models require the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the stock award's expected term and the price volatility of the underlying stock. These assumptions include:

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

Results of Operations

Comparison of Years Ended December 31, 2018, 2017 and 2016 (tables in thousands):

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue	$70,759	$52,519	49,274	$18,240	35%	$3,245	7%

Our revenue primarily consists of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $18.2 million, or 35%, when comparing the years ended December 31, 2018 and 2017, driven by growth in ePlex product revenue relative to XT-8 product revenue. For the year ended December 31, 2018, ePlex product revenue increased by $27.7 million to $37.9 million due to both new customers adopting ePlex and the conversion of existing XT-8 customers to our ePlex system for respiratory testing. ePlex consumable revenue represented approximately 90% of total ePlex product revenue during the year ended December 31, 2018. XT-8 revenue decreased by $9.5 million to $32.6 million during the year ended December 31, 2018 primarily due to customers converting to the ePlex sample-to-answer system for respiratory testing.

Revenue increased by $3.2 million, or 7% , when comparing the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, ePlex product revenue increased by $8.7 million to $10.2 million due to the ePlex sample-to-answer instrument and RP panel receiving 510(k) market clearance from the FDA during the second half of 2017 and the conversion of existing XT-8 customers to ePlex for respiratory testing. ePlex consumable revenue represented approximately 64.1% of total ePlex product revenue during the year ended December 31, 2017. XT-8 revenue decreased by $5.3 million to $42.1 million during the year ended December 31, 2017 due to customers converting to the ePlex sample-to-answer system for respiratory testing.

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Cost of Revenue	$51,278	$32,514	$19,700	$18,764	58%	$12,814	65%
Gross Profit	$19,481	$20,005	$29,574	$(524)	(3)%	$(9,569)	(32)%

The increase in cost of revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to higher overall product revenue and specifically, the growth in ePlex product revenue relative to XT-8 product revenue. The higher manufacturing cost profile of the ePlex platform reflects the additional technology and features of its sample-to-answer capabilities coupled with its early product life cycle. Costs of revenue increased by $18.8 million during the year ended December 31, 2018 driven by the sales growth of the ePlex system with this higher cost profile relative to the XT-8 system. In addition to this shift in product mix, other changes in our cost of revenue included increases in inventory reserves of $367 thousand and freight expense of $315 thousand as a result of higher sales, partially offset by decreases in customer and product technical support costs of $722 thousand. The decrease in gross profit of $524 thousand is primarily attributable to higher cost of revenue.

The increase in cost of revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was attributable to the growth in ePlex product revenue relative to XT-8 product revenue and investments to expand our manufacturing capabilities to support the continued commercialization of the ePlex system. Cost of revenue increased during the year ended December 31, 2017 by $9.4 million driven by the higher manufacturing cost profile of the ePlex system coupled with its early product life cycle. Other changes in cost of revenue included an increase of $3.3 million in customer and product technical support for customers adopting the ePlex system.

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Sales and Marketing	$21,777	$20,557	$14,734	$1,220	6%	$5,823	40%

The increase in sales and marketing expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily related to increased sample kit expense of $493 thousand resulting from new system implementations, increased depreciation expense of $307 thousand associated with ePlex systems under evaluation at customer locations, increased employee-related expense of $125 thousand from higher headcount, and increased supplies expense of $135 thousand due to auxiliary equipment provided to customers.

The increase in sales and marketing expense for the year ended December 31, 2017 when compared to the year ended December 31, 2016 was primarily driven by increased employee-related expense of $3.9 million due to increased headcount, increased travel expenses of $428 thousand, increased supplies and equipment of $966 thousand associated with additional instrument placements, increased marketing expense of $224 thousand associated with the commercial launch of the ePlex system, and increased outside service expense of $221 thousand, primarily related to increased activity associated with our international distribution center.

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
General and Administrative	$17,545	$16,205	$14,363	$1,340	8%	$1,842	13%

The increase in general and administrative expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to increased professional service expense of $729 thousand due to timing of work performed and increased employee-related expense of $662 thousand due to higher employee bonuses.

The increase in general and administrative expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by increased employee-related expenses of $1.3 million, including a $1.1 million increase in stock-based compensation expense, increased travel expense of $147 thousand, and increased consulting services of $411 thousand, partially offset by decreased audit and tax expense of $281 thousand due to timing of work performed, and decreased facility and supplies expense of $303 thousand.

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Research and Development	$27,931	$42,760	$49,458	$(14,829)	(35)%	$(6,698)	(14)%

The decrease in research and development expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by a decrease of $14.1 million in supplies and prototype materials used by our assay development team and a $2.6 million decrease in employee-related expense due to decreased headcount, partially offset by an $839 thousand increase in clinical study expense due to the timing of the ePlex BCID clinical studies and $987 thousand in increased facility and information technology expense.

The increase in research and development expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily driven by decreased ePlex system development expense of $10.1 million, decreased clinical trial expense of $392 thousand due to the timing of trials, decreased repairs and maintenance expense of $303 thousand, and decreased freight expense of $514 thousand, partially offset by increased supplies and prototype materials utilized by our assay development teams of $4.4 million and increased intellectual property prosecution and maintenance expense of $206 thousand.

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Other Income (Expense)	$(2,589)	$(2,232)	$(1,520)	$(357)	16%	$(712)	47%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to less favorable foreign currency fluctuations of $438 thousand and increased interest expense of $66 thousand on amounts due under our debt facility, partially offset by increased interest income of $150 thousand.

The change in other income (expense) for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to increased interest expense of $1.5 million on amounts due under our debt facility, partially offset by increased interest income of $385 thousand and an increase of $415 thousand related to foreign currency fluctuations.

	Years ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Income Tax Expense	$139	$101	$100	$38	38%	$1	1%

Due to net losses incurred, the tax provisions recorded relate to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries. Income tax expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, remained consistent and related primarily to international income taxes. Income taxes remained consistent when comparing the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from operations each year and have not yet achieved profitability. As of December 31, 2018, we had $48.1 million of working capital, including $45.2 million in cash, cash equivalents, and marketable securities.

Cash Flows
The following table shows cash flow information for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(32,512)	$(53,422)	$(35,637)
Cash provided by (used in) investing activities	33,947	(24,908)	(24,123)
Cash provided by financing activities	8,069	89,050	40,359
Effect of exchange rate changes on cash	28	75	(25)
Net increase (decrease) in cash and cash equivalents	$9,532	$10,795	$(19,426)

Cash flows used in operating activities
Net cash used in operating activities decreased by $20.9 million for the year ended December 31, 2018 compared to the prior year. The decrease in cash used in operating activities was primarily due to a $11.4 million decrease in net loss, a $8.2 million increase from changes in operating assets and liabilities, and a $1.4 million increase in non-cash adjustments. The increase in non-cash adjustments is primarily related to an increase of $1.8 million in depreciation and amortization expense and a $239 thousand increase in other non-cash adjustments, partially offset by decreases of $473 thousand in stock-based compensation expense and $194 thousand in amortization expense of debt issuance costs.

Net cash used in operating activities increased by $17.8 million for the year ended December 31, 2017, compared to the prior year. The increase in cash used in operating activities was primarily due to an $11.2 million increase in net loss and a $12.3 million increase from changes in operating assets and liabilities.These increases were partially offset by non-cash adjustments of $5.8 million, including increased stock-based compensation expense of $2.9 million, an increase in depreciation and amortization expense of $1.4 million and non-cash adjustments to inventory of $1.2 million.

Cash flows provided by (used in) investing activities
Net cash provided by investing activities increased by $58.9 million for the year ended December 31, 2018 compared to the prior year. The increase in net cash provided by investing activities was primarily due to increases in the net sales of marketable securities of $27.3 million, decreases in purchases of property, plant, and equipment of $2.2 million, decreases in intellectual property milestone payments of $500 thousand, and increases in the maturities of marketable securities of $28.8 million.

Net cash used in investing activities for the year ended December 31, 2017, compared to the year ended December 31, 2016, increased $785 thousand primarily due to an increase in net purchases and sales of marketable securities of $31.4 million, partially offset by decreases in purchases of property, plant, and equipment of $2.2 million, intellectual property milestone payments of $1 million, and the maturities of marketable securities of $27.5 million.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $81 million for the year ended December 31, 2018 compared to the prior year. The decrease in cash provided by financing activities was primarily due to a net decrease in proceeds from the sale of our common stock of $80.7 million and a decrease of $265 thousand in proceeds from stock option exercises.

Net cash provided by financing activities increased $48.7 million to $89.1 million for the year ended December 31, 2017, compared to $40.4 million for the year ended December 31, 2016, primarily due to a net increase in proceeds from the sale of our common stock of $52 million and an increase in net proceeds from debt issuance of $4.9 million, partially offset by an increase in the repayments of principal borrowings of $7.8 million and a decrease in proceeds from the exercise of employee stock options of $425 thousand.

We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months. We expect capital outlays and operating expenditures to increase over the next several years as we grow our customer base and revenues, and expand our research and development, commercialization, and manufacturing activities. Factors that could affect our capital requirements, in addition to those previously identified, include, but are not limited to:

•	the level of revenues and the rate of our revenue growth;

•	change in demand from our customers;

•	the level of expenses required to expand our commercial (sales and marketing) and manufacturing activities;

•	the level of research and development investment required to develop our diagnostic systems and test menu;

•	our need to acquire or license complementary technologies;

•	the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
Loan and Security Agreement
In January 2015, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders, pursuant to which we obtained up to $35,000,000 in a series of term loans and a revolving loan in the maximum amount of $5,000,000. In the second half of 2018, we and the Lenders agreed to amend the LSA to provide us with two additional term loans of $663,000 and $7,098,000, respectively. As of December 31, 2018, we had borrowed all $42,762,000 under the term loans as provided in the LSA and had not borrowed any of the $5,000,000 available under the revolving loan. As of December 31, 2018, we were in compliance with all covenants under the LSA.

On February 1, 2019, or the Effective Date, we entered into a Loan and Security Agreement, or the New LSA, with Solar Capital Ltd. and certain other financial institutions, or collectively, the Lenders. Pursuant to the New LSA, the Lenders are providing us with up to $65 million in a series of term loans, or the Term Loans, of which $50 million was funded on the Effective Date. An additional $15 million, or the Tranche 2 Loan, is available to be funded at our option, but no later than December 31, 2019, provided that we achieve a designated amount of product revenues on a trailing six-month basis, or the Tranche 2 Loan Funding Condition. On the Effective Date, we used approximately $38.8 million of the proceeds from the Tranche 1 Loan to repay all outstanding principal, interest, related fees, and other obligations under the LSA, with the remaining borrowings to be used to satisfy our working capital needs and for other general business purposes.

The Term Loans will accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month LIBOR rate then in effect as of the applicable payment date, plus (b) 5.90% per annum. We are only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until February 28, 2021, or the Interest Only Period. If (a) we timely satisfy the Tranche 2 Loan Funding Condition, (b) we exercise our option to borrow the Tranche 2 Loan, and (c) we achieve an additional designated amount of product revenues on a trailing six-month basis on or before December 31, 2020, then the Interest Only Period may, at our election, be extended for both Term Loans through February 28, 2022. Following the Interest Only Period (as the same may be extended pursuant to the terms of the New LSA), monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023.

The New LSA contains customary events of default (subject, in certain instances, to specified cure periods), including, but not limited to, the failure to make payments of interest or premium when due, the failure to comply with certain covenants and agreements specified in the New LSA, and the occurrence of a material adverse change, certain regulatory events, or certain insolvency events. Upon the occurrence of an event of default, the Lenders may declare all outstanding principal and accrued but unpaid interest under the New LSA immediately due and payable and may exercise the other rights and remedies as set forth in the New LSA.

Common Stock Equity Offering
In June 2017, we entered into an Underwriting Agreement, or the Underwriting Agreement, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as joint book-running managers and as representatives of the underwriters, or the Underwriters, relating to the issuance and sale of 6,382,978 shares of our common stock, or the Offering. The price to the public in the Underwriting Agreement was $11.75 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 957,446 shares of our common stock.

The Offering was completed on June 19, 2017, pursuant to which we sold a total of 7,340,424 shares of our common stock for gross proceeds of $86,250,000. We incurred $5,175,000 in related transaction costs, comprised of underwriting discounts and commissions, and approximately $345,000 in additional miscellaneous offering expenses.

Equity Distribution Agreement
In June 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which we could, at our discretion, offer and sell, from time to time, through Canaccord shares of our common stock having an aggregate offering price of up to $30,000,000. Under the Distribution Agreement, Canaccord could sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions.

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

Letter of Credit
In September 2012, we provided a $758,000 letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash at December 31, 2018.

If we require additional capital, we cannot be certain that it will be available when needed or that our actual cash requirements will not be greater than anticipated. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations (1)	$12,101	$1,989	$6,089	$3,322	$701
Licensing payment obligations	120	30	90	—	—
Debt obligations (2)	42,907	2,652	40,255	—	—
Total obligations	$55,128	$4,671	$46,434	$3,322	$701
 _____________________

(1)
We enter into leases in the ordinary course of business with respect to our facilities. Our lease agreements have fixed payment terms based on the passage of time. Certain facility leases require payment of maintenance and real estate taxes. Our future operating lease obligations could change if we terminate certain contracts or if we enter into additional leases.

(2)	The Company's contractual obligation under its LSA consists of principal payments, interest, and fees due to its lenders.

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

Interest Rate Risk

As of December 31, 2018, based on current interest rates and total debt outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GenMark Diagnostics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GenMark Diagnostics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
San Diego, California
February 25, 2019

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2018	2017
ASSETS:
Current Assets:
Cash and cash equivalents	$36,286	$26,754
Short-term marketable securities	8,882	45,236
Accounts receivable, net of allowances of $75 and $2,754, respectively	11,534	10,676
Inventories	10,244	10,949
Prepaid expenses and other current assets	1,483	2,216
Total current assets	68,429	95,831

Property and equipment, net	21,070	22,581
Intangible assets, net	2,023	2,624
Restricted cash	758	758
Other long-term assets	701	505
Total assets	$92,981	$122,299

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$9,886	$11,171
Accrued compensation	7,358	5,419
Current portion of long-term debt	—	7,927
Other current liabilities	3,043	3,226
Total current liabilities	20,287	27,743

Deferred rent	2,996	3,059
Long-term debt	36,042	20,099
Other noncurrent liabilities	109	241
Total liabilities	59,434	51,142

Commitments and contingencies - See Note 7

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 56,240 and 55,066 shares issued and outstanding, respectively	6	6
Additional paid-in capital	500,344	487,525
Accumulated deficit	(466,883)	(416,383)
Accumulated other comprehensive income	80	9
Total stockholders’ equity	33,547	71,157
Total liabilities and stockholders’ equity	$92,981	$122,299

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2018	2017	2016
Revenue
Product revenue	$70,481	$52,260	$48,914
License and other revenue	278	259	360
Total revenue	70,759	52,519	49,274
Cost of revenue	51,278	32,514	19,700
Gross profit	19,481	20,005	29,574
Operating expenses:
Sales and marketing	21,777	20,557	14,734
General and administrative	17,545	16,205	14,363
Research and development	27,931	42,760	49,458
Total operating expenses	67,253	79,522	78,555
Loss from operations	(47,772)	(59,517)	(48,981)
Other income (expense):
Interest income	711	561	176
Interest expense	(3,108)	(3,042)	(1,536)
Other income (expense)	(192)	249	(160)
Total other income (expense)	(2,589)	(2,232)	(1,520)
Loss before provision for income taxes	(50,361)	(61,749)	(50,501)
Income tax expense	139	101	100
Net loss	$(50,500)	$(61,850)	$(50,601)
Net loss per share, basic and diluted	$(0.91)	$(1.21)	$(1.15)
Weighted average number of shares outstanding basic and diluted	55,669	51,169	44,100

Other comprehensive loss
Net loss	$(50,500)	$(61,850)	$(50,601)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	44	(84)	77
Net unrealized gains (losses) on marketable securities, net of tax	27	(2)	(11)
Total other comprehensive income/(loss)	71	(86)	66
Total comprehensive loss	$(50,429)	$(61,936)	$(50,535)

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2015	42,551	$4	$353,233	$29	$(304,669)	$48,597
Issuance of stock in lieu of accrued bonuses	28	—	364	—	—	364
Stock-based compensation expense	—	—	9,236	—	—	9,236
Issuance of employee stock purchase plan shares	138	—	921	—	—	921
Restricted stock awards issued, net of cancellations	421	—	—	—	—	—
Shares issued under stock-based compensation plans	99	—	712	—	—	712
Issuance of common stock, net of offering expenses	3,317	—	28,856	—	—	28,856
Net loss	—	—	—	—	(50,601)	(50,601)
Foreign currency translation adjustments	—	—	—	77	—	77
Unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Balance—December 31, 2016	46,554	4	393,322	95	(355,270)	38,151
Stock-based compensation expense	—	—	12,170	—	—	12,170
Issuance of employee stock purchase plan shares	175	—	1,016	—	—	1,016
Restricted stock awards issued, net of cancellations	955	—	—	—	—	—
Shares issued under stock-based compensation plans	42	—	287	—	—	287
Issuance of common stock, net of offering expenses	7,340	2	80,730	—	—	80,732
Net loss	—	—	—	—	(61,850)	(61,850)
Cumulative effect of new accounting standard	—	—	—	—	737	737
Foreign currency translation adjustments	—	—	—	(84)	—	(84)
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Balance—December 31, 2017	55,066	6	487,525	9	(416,383)	71,157
Stock-based compensation expense	—	—	11,697	—	—	11,697
Issuance of employee stock purchase plan shares	253	—	1,061	—	—	1,061
Restricted stock awards issued, net of cancellations	916	—	—	—	—	—
Shares issued under stock-based compensation plans	5	—	21	—	—	21
Net loss	—	—	—	—	(50,500)	(50,500)
Reimbursement of offering costs	—	—	40	—	—	40
Foreign currency translation adjustments	—	—	—	44	—	44
Unrealized gain on marketable securities	—	—	—	27	—	27
Balance—December 31, 2018	56,240	$6	$500,344	$80	$(466,883)	$33,547

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(50,500)	$(61,850)	$(50,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,088	5,317	3,916
Net amortization/(accretion) of premiums/discounts on investments	(142)	(39)	89
Gain on sale of investment in preferred stock	—	—	(9)
Amortization of deferred debt issuance costs	938	1,132	388
Stock-based compensation	11,697	12,170	9,236
Provision for bad debt	23	14	13
Non-cash inventory adjustments	1,426	1,323	134
Other non-cash adjustments	15	(224)	145
Changes in operating assets and liabilities:
Accounts receivable	(878)	(1,555)	(2,250)
Inventories	(2,414)	(10,512)	(3,450)
Prepaid expenses and other assets	854	(599)	(613)
Accounts payable	(1,389)	2,557	4,105
Accrued compensation	1,059	(263)	2,172
Other current and non-current liabilities	(289)	(893)	1,088
Net cash used in operating activities	(32,512)	(53,422)	(35,637)
Investing activities:
Payments for intellectual property licenses	—	(500)	(1,500)
Purchases of property and equipment	(2,575)	(4,815)	(7,000)
Purchases of marketable securities	(29,778)	(70,989)	(33,688)
Proceeds from sales of marketable securities	—	13,896	8,015
Maturities of marketable securities	66,300	37,500	10,050
Net cash provided by (used in) investing activities	33,947	(24,908)	(24,123)
Financing activities:
Proceeds from issuance of common stock	1,061	87,267	30,920
Costs incurred in conjunction with public offering	—	(5,469)	(1,143)
Principal repayment of borrowings	(92)	(7,848)	(40)
Proceeds from borrowings	7,098	15,000	10,000
Costs associated with debt issuance	(20)	(187)	(90)
Proceeds from stock option exercises	22	287	712
Net cash provided by financing activities	8,069	89,050	40,359
Effect of exchange rate changes on cash	28	75	(25)
Net increase (decrease) in cash and cash equivalents	9,532	10,795	(19,426)
Cash and cash equivalents at beginning of year	27,512	16,717	36,143
Cash and cash equivalents at end of year	$37,044	$27,512	$16,717
Non-cash investing and financing activities:
Transfer of systems from property and equipment into inventory	$1,689	$4,885	$263
Property and equipment costs incurred but not paid included in accounts payable	$372	$227	$1,159
Supplemental cash flow information:
Cash paid for interest	$2,028	$1,643	$1,130
Cash paid for income taxes, net	$165	$61	$65
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

The Company is a leading provider of multiplex molecular diagnostic solutions designed to enhance patient care, improve key quality metrics, and reduce the total cost-of-care. The Company offers a sample-to-answer ePlex instrument and associated molecular diagnostic panels. The Company's products also include the XT-8 instrument and related diagnostic and research tests, as well as certain custom manufactured reagents, collectively referred to as the XT-8 system. The Company sells its products in the U.S. and Europe directly and through distributors.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $466,883,000 at December 31, 2018. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents, and marketable securities at December 31, 2018 totaled $45,168,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and includes $758,000 as of December 31, 2018 held as security for the Company’s letter of credit with Banc of California.

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

The allowance for doubtful accounts as of December 31, 2018 and 2017, comprised the following (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2016	$2,740
Provision for doubtful accounts	14
Balance at December 31, 2017	$2,754
Provision for doubtful accounts	23
Write off of uncollectible accounts	(2,702)
Balance at December 31, 2018	$75

The Company included $2,702,000 in the allowance for doubtful accounts as of December 31, 2017 and 2016 for past due amounts from its former customer, Natural Molecular Testing Corporation (NMTC). The fully reserved amounts due from NMTC were written off during the year ended December 31, 2018.

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

Property and equipment includes diagnostic instruments used for sales demonstrations or placed with customers under several types of arrangements, including performance evaluation programs, or PEPs, and reagent rental agreements. Instruments are placed with customers under PEPs for limited evaluation periods. Instruments are also placed with customers under reagent rental agreements, which generally require customers to purchase a minimum number of test cartridges over the term of the agreement. The Company retains title to the instrument under these arrangements. Maintenance and repair costs are expensed as incurred.

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

Impairment of Long-Lived Assets
The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted cash flows. The Company did not recognize any impairment charges during the years ended December 31, 2018, 2017, and 2016.

Revenue Recognition
The Company recognizes revenue from operations through the sale of products and other services. Product revenue is comprised of the sale of consumables and instruments.

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

Revenue is recorded net of discounts, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling and marketing expenses when incurred or amortized over the estimated contract term when resulting from new contract acquisition efforts.

The Company allocates the contract price to each performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is determined by the Company's best estimate of stand-alone selling price using average selling prices over a rolling 12-month period along with a specific assessment of any unique circumstances of the contract. For those products for which there is limited sales history, the Company makes price determinations based on similar product sales data.

The following table presents disaggregated revenue by source (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue Source:
ePlex product revenue	$37,901	$10,172	$1,478
XT-8 product revenue	32,580	42,088	47,436
Total product revenue	70,481	52,260	48,914
License and other revenue	278	259	360
Total revenue	$70,759	$52,519	$49,274

In the years ended December 31, 2018, 2017 and 2016, Laboratory Corporation of America, Inc. represented 16%, 20% , and 27%, respectively, of the Company's total revenue.

The Company incurs incremental costs to obtain customer contracts including commissions and bonuses. The Company capitalizes the incremental costs to obtain customer contracts, which are amortized using the straight-line method over the contract term. The Company reported capitalized contract acquisition costs of $1,055,000 as of December 31, 2018 and amortization expense of $567,000 for the year ended December 31, 2018.

Product Warranties
The Company generally offers a one-year warranty for its instruments sold to customers and up to a sixty-day warranty for reagents and provides for the estimated cost of the product warranty at the time the system sale is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per warranty repair. The Company periodically assesses and if necessary adjusts the adequacy of the warranty reserve.

Product warranty reserve activity for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Beginning balance	$470	$219	$118
Warranty expenses incurred	(1,495)	(1,160)	(421)
Provisions	1,355	1,411	522
Ending balance	$330	$470	$219

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

Foreign Currency Translation
The Company translates the assets and liabilities of the Company's entities outside the U.S. into U.S. Dollars based on the foreign currency exchange rates at the end of each period. Gains or losses resulting from these foreign currency translations are recorded in accumulated comprehensive loss in the consolidated statement of stockholders' equity. Foreign currency translation impacts recorded in accumulated other comprehensive loss (gain) for the years ended December 31, 2018, 2017, and 2016 were $44,000, $(84,000), and $77,000, respectively.

Revenue and expenses are translated at weighted average exchange rates during the applicable period. Transactions in foreign currencies were recognized using the rate of exchange prevailing at the date of the transaction. Foreign exchange gains (losses), which are included in the accompanying consolidated statements of operations, totaled $(196,000), $225,000, and $169,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and relate primarily to transactions denominated in Euros.

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

The calculations of diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 did not include the effects of the following stock options or other unvested equity awards which were outstanding as of the end of each year because the inclusion of these securities would have been anti-dilutive (in thousands).

	Year Ended December 31,
	2018	2017	2016
Options outstanding to purchase common stock	2,440	2,490	2,570
Other unvested equity awards	2,994	2,307	2,000
Total	5,434	4,797	4,570

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

	December 31,
	2018	2017
Laboratory Corporation of America, Inc.	24%	23%

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

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU, 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included in the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method for each period presented, with early adoption permitted. The Company adopted the new standard in the first quarter of 2018 using the retrospective transition method resulting in an increase in the beginning and ending cash balance of  $758,000.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right‑of‑use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019, with early adoption permitted. The Company will adopt ASU 2016-02 beginning on January 1, 2019 and will recognize an operating lease liability and operating right-of-use asset in its consolidated balance sheet. The standard will not have a material impact on the Company's finance leases. The Company will no longer present deferred rent in its consolidated balance sheet as it is considered a component of the operating right-of-use asset. The Company will add additional disclosures to its consolidated financial statements surrounding the remaining term and discount rate of its operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of promised goods or services. The Company adopted the new standard using the modified retrospective transition method. The cumulative effect of applying the new standard as of January 1, 2018 resulted in a net increase in opening retained earnings of $737,000 to capitalize certain costs to obtain sales contracts. The Company recognized $567,000 in expense related to the amortization of capitalized contract costs during the year ended December 31, 2018. Aside from this adjustment to beginning retained earnings and the related amortization of expense during the year ended December 31, 2018, the application of this standard did not have a material impact on the Company's consolidated financial statements as of and for the year ended December 31, 2018.

3. Intangible Assets, net

Intangible assets as of December 31, 2018 and 2017 comprised the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$4,750	$(2,727)	$2,023	$4,750	$(2,126)	$2,624

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

Intellectual property licenses had a weighted average remaining amortization period of 3.43 years as of December 31, 2018. Amortization expense for intangible assets amounted to $601,000, $546,000, and $406,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2019	$591
2020	591
2021	591
2022	250
Total	$2,023

4. Stockholders’ Equity

On June 13, 2017, the Company entered into an Underwriting Agreement, or the Underwriting Agreement, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as joint book-running managers and as representatives of the underwriters, or the Underwriters, relating to the issuance and sale of 6,382,978 shares of the Company's common stock, or the Offering. The price to the public in the Underwriting Agreement was $11.75 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 957,446 shares of common stock pursuant to the Offering.

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

In June 2016, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity Inc., as sales agent, or Canaccord, pursuant to which the Company could, at its discretion, offer and sell, from time to time, through Canaccord shares of its common stock having an aggregate offering price of up to $30,000,000. Under the Distribution Agreement, Canaccord could sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions.

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

5. Stock-Based Compensation

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan, which provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, restricted stock bonuses and other stock-based awards. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. As of December 31, 2018, there were 539,902 shares available for future grant of awards under the 2010 Plan.

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

The following table summarizes stock option activity during the year ended December 31, 2018:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2017	2,490,465	$9.59
Granted	—	$—
Exercised	(5,042)	$4.33
Canceled	(45,509)	$11.35
Outstanding at December 31, 2018	2,439,914	$9.57
Vested and expected to vest at December 31, 2018	2,439,607	$9.57
Exercisable at December 31, 2018	2,416,389	$9.54

No stock options were granted in the years ended December 31, 2018 and 2017. Stock options that were exercisable as of December 31, 2018 had a remaining weighted average contractual term of 3.82 years and an aggregate intrinsic value of $290,000. As of December 31, 2018, there was $75,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 0.16 years. The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $6,700, $173,000 and $184,000, respectively. As of December 31, 2018, there were 2,439,914 stock options outstanding, which had a remaining weighted average contractual term of 3.84 years and an aggregate intrinsic value of $290,300.

The Company uses the Black-Scholes option pricing model to estimate the fair value on the applicable grant date. The assumptions used in the valuation of stock options granted in the years ended December 31, 2018, 2017 and 2016, are summarized in the following table:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	—%	—%	51%
Expected life (years)	—	—	5.90
Risk free rate	—%	—%	1.35%
Expected dividend yield	—%	—%	—%

Restricted Stock Awards and Units
In March 2013, the Company transitioned to granting restricted stock units under the 2010 Plan in lieu of granting restricted stock awards. The remaining restricted stock awards vested during the year ended December 31, 2017 and all remaining expense for restricted stock awards granted by the Company was recognized during the year ended December 31, 2017. Restricted stock awards or units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire after the grant date in accordance with specific provisions in the applicable award agreement.

The Company’s restricted stock unit activity for the year ended December 31, 2018 was as follows:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,073,440	$9.14
Granted	1,827,626	$4.55
Vested	(953,156)	$9.30
Canceled	(282,202)	$7.33
Unvested at December 31, 2018	2,665,708	$6.12

As of December 31, 2018, there was $11,098,000 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.46 years. The total fair value of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $5,404,000, $7,813,000 and $3,192,000, respectively.

Market-Based and Performance Stock Units
The Company issued market-based stock units in February 2018, 2017 and 2016, which may result in the recipient receiving shares of stock equal to up to 200% of the target number of units granted. The vesting and issuance of Company stock subject to the market-based stock units depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant. As of December 31, 2018, there was $1,283,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.58 years. The total fair value of market-stock units that vested during the years ended December 31, 2018, 2017, and 2016 was $645,000, $0, and $2,433,000, respectively.

The Company’s market-based stock unit activity for the year ended December 31, 2018 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	233,743	$10.88
Units granted	320,000	$7.19
Vested	(108,320)	$7.19
Canceled	(116,684)	$6.58
Unvested at December 31, 2018	328,739	$10.03

    The fair value of these market-based stock units was estimated on the date of grant using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	65%	54%	49%
Risk-free interest rate	2.40%	1.50%	0.90%
Expected dividend	—%	—%	—%
Weighted average fair value	$7.19	$13.82	$4.94

The Company granted 43,200 performance-based restricted stock units in March 2014 with a grant date fair value of $12.30 per share. The vesting and issuance of Company stock pursuant to these awards depended on obtaining regulatory clearance of a designated number of ePlex products within a defined time. Stock-based compensation expense for performance-based awards is recognized when it is probable that the applicable performance criteria will be satisfied. The probability of achieving the relevant performance criteria is evaluated on a quarterly basis. On December 31, 2014, 10,800 shares of Company stock were earned and vested pursuant to outstanding performance-based restricted stock units with a total fair value of $147,000. On each of December 31, 2017, 2016, and 2015, 10,800 units were forfeited and canceled as the related performance metrics were not achieved by such dates. No performance-based restricted stock units were outstanding as of December 31, 2017 and all compensation related to the performance-based restricted stock units had been recognized.

Employee Stock Purchase Plan
The Company's stockholders originally approved the ESPP in May 2013 at the Company's Annual Meeting of Stockholders. In May 2018, the Company's stockholders approved the amendment and restatement of the ESPP, which increased the shares authorized for issuance under the ESPP from 650,000 to 1,750,000.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's board of directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of December 31, 2018, there were 940,493 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As a result, stock-based compensation expense related to the ESPP has been recorded during the year ended December 31, 2018.

A summary of ESPP activity for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2018	2017	2016
Shares issued	252,623	174,723	138,058
Weighted average fair value of shares issued	$4.20	$5.82	$6.67
Employee purchases	$1,061	$1,016	$921

The Company uses the Black-Scholes model to estimate the fair value on the date of grant for ESPP purchase rights. The assumptions used in the valuation for the years ended December 31, 2018, 2017 and 2016, are summarized in the following table:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	73% - 54%	90% - 36%	69% - 52%
Expected life (years)	0.50	0.50	0.50
Risk free rate	2.6% - 2.1%	1.5% - 0.6%	0.6% - 0.4%
Expected dividend yield	—%	—%	—%

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the consolidated statements of comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenue	$871	$546	$258
Sales and marketing	5,549	2,819	2,329
Research and development	2,470	3,039	2,482
General and administrative	2,807	5,766	4,167
Total stock-based compensation expense	$11,697	$12,170	$9,236

No stock-based compensation was capitalized during the periods presented, and there was no unrecognized tax benefit related to stock-based compensation for the years ended December 31, 2018, 2017 and 2016, respectively.

6. Income Taxes

The Company's income (loss) before provision (benefit) for income taxes for the years ended December 31, 2018, 2017, and 2016, respectively, was generated in the following jurisdictions (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$(50,938)	$(62,495)	$(50,651)
Foreign	577	746	150
Total loss before income taxes	$(50,361)	$(61,749)	$(50,501)

The components of income tax expense (benefit) were as follows for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
U.S. Federal	$4	$(1)	$11
State	43	22	35
Foreign	99	80	51
Total current expense	146	101	97
Deferred expense (benefit):
U.S. Federal	(5)	—	2
State	(2)	—	1
Total deferred expense	(7)	—	3
Provision for income taxes	$139	$101	$100

The components of net deferred income taxes consisted of the following at December 31, 2018 and 2017, respectively (in thousands):

	As of December 31,
	2018	2017
Deferred income tax assets:
NOL and credit carryforwards	$75,063	$64,486
Compensation accruals	4,542	4,143
Accruals and reserves	1,401	2,207
State tax provision	7	5
Inventory adjustments	1,193	1,329
Intangible assets	498	455
Other	620	65
Gross deferred tax assets	83,324	72,690
Less: valuation allowance	(81,964)	(71,464)
Total deferred tax assets	1,360	1,226
Deferred income tax liabilities:
Depreciation	1,102	1,226
Contract acquisition costs	258	—
Total deferred tax liabilities	1,360	1,226
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2018, 2017, and 2016, respectively, as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. Federal statutory income tax rate	21.0%	34.0%	34.0%
Permanent differences	(0.2)%	(0.2)%	(0.3)%
State taxes	3.0%	2.8%	2.3%
Executive compensation limitation	(0.5)%	(0.5)%	(0.1)%
Tax reform	0.1%	(59.0)%	—%
Stock-based compensation	(2.6)%	1.4%	(3.5)%
Other	0.1%	0.2%	(0.4)%
Valuation allowance	(21.2)%	21.1%	(32.2)%
Total tax provision	(0.3)%	(0.2)%	(0.2)%

The Company had federal net operating loss (NOL) carryforwards available of approximately $306,800,000 as of December 31, 2018 after consideration of limitations under Section 382 of the Internal Revenue Code, or Section 382, as further described below. The net loss generated in 2018 of $42,200,000 will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. Additionally, the Company had state NOL carryforwards available of $215,000,000 as of December 31, 2018. These federal and state NOLs may be used to offset future taxable income and will begin to expire in 2025 and 2019, respectively.

The Company adopted ASU 2016-09 in the first quarter of 2017. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies related to share-based payments to employees in additional paid-in capital. Instead, all income tax effects of awards will be recognized in the income statement when awards vest or are settled. All excess tax benefits not previously recognized were to be recorded to retained earnings as a cumulative effect adjustment upon adoption. Upon adoption, no adjustment to retained earnings was necessary due to the Company’s valuation allowance position. Approximately $1,976,000 attributable to excess tax benefits on stock compensation that had not been previously recognized was added to the deferred tax asset for NOLs with a corresponding increase to the valuation allowance.

The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was completed through December 31, 2018. As a result of this assessment, the Company determined that it experienced multiple ownership changes through 2018 which will limit the future utilization of NOL carryforwards. The Company has reduced its deferred tax assets related to NOL carryovers that are anticipated to expire unused as a result of ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Additionally, future ownership changes may further impact the utilization of existing NOLs.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Based on this evaluation, as of December 31, 2018, a valuation allowance of $81,964,000 has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company's projections for growth.

The Tax Cuts and Jobs Act, or the Jobs Act, was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Jobs Act reduced the U.S. federal corporate tax rate from 34% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Jobs Act, the Company applied the guidance in SEC Staff Accounting Bulletin (SAB) 118 by making reasonable estimates of the effects of the Jobs Act and recording provisional amounts in the consolidated financial statements as of December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018. We have completed our accounting for the tax effects of the Jobs Act and recorded adjustments to the provisional amounts previously recorded. As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, by recording a provisional expense of $36,400,000, which was fully offset by a corresponding decrease in the valuation allowance. Upon further analysis of certain aspects of the Jobs Act and refinement of our calculations during the year ended December 31, 2018, we determined that an adjustment of $(56,374) was necessary to our provisional amount for the remeasurement of deferred tax assets and liabilities, which was fully offset by a corresponding increase in the valuation allowance. The one-time transition tax is based on the total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. In aggregate, the Company has a deficit in post-1986 E&P from its foreign subsidiaries resulting in no increase in income tax expense as a result of the transition tax. No amounts have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because we were evaluating the provision of GILTI as of December 31, 2017, we recorded no GILTI-related deferred amounts in 2017. After further consideration in the current year, we have elected to account for GILTI in the year the tax is incurred.

The Company applies the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016.

At December 31, 2018 and December 31, 2017, the Company had not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company's Federal and state tax returns since inception are subject to examination due to the carryover of net operating losses. As of December 31, 2018, the Company’s tax years from 2012 through 2013 are subject to examination by the United Kingdom tax authorities. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where the Company has operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

7. Commitments and Contingencies

Leases
The Company has lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged were $1,808,000, $1,654,000 and $1,871,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Pursuant to the Company’s lease agreements, a portion of the monthly rent has been deferred. The balance deferred at December 31, 2018 and 2017 was $3,516,000 and $3,652,000, respectively.

In July 2018, the Company entered into an amendment to the existing lease for its corporate headquarters, which extended the term of the lease by an additional four years through June 2025. Base rent adjusts periodically throughout the extended term of this lease with monthly lease payments ranging from $107,000 to $117,000. In connection with entering into this lease amendment, the Company also received certain rent abatements during the year ended December 31, 2018.

Annual future minimum obligations for leases as of December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
2019	$1,989
2020	1,997
2021	2,015
2022	2,077
2023	1,939
Thereafter	2,084
Total minimum lease payments	$12,101

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

8. Inventories

Inventory on hand as of December 31, 2018 and 2017 comprised the following (in thousands):

	December 31,
	2018	2017
Raw materials	$2,449	$4,534
Work-in-process	3,349	3,638
Finished goods	4,446	2,777
Total inventory	$10,244	$10,949

9. Property and Equipment, net

Property and equipment comprised the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Property and equipment–at cost:
Plant and machinery	$15,206	$13,762
Instruments	15,089	13,347
Office equipment	2,114	1,948
Leasehold improvements	10,648	10,480
Total property and equipment–at cost	43,057	39,537
Accumulated depreciation and amortization	(21,987)	(16,956)
Total property and equipment, net	$21,070	$22,581

Depreciation expense was $5,919,000, $4,771,000 and $3,510,000 for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company disposed of certain assets no longer in use with a net book value of $501,000, $207,000, and $76,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

10. Loan Payable

As of December 31, 2018 and 2017, long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Term Loans
Term Loan A - 6.9% principal	$7,619	$10,000
Term Loan B - 6.9% principal	7,619	10,000
Term Loan C - 7.4% principal	12,000	15,000
Term Loan D - 8.8% principal	663	—
Term Loan E - 8.8% principal	7,098	—
Final fee obligation	3,288	2,429
Repayment of principal	—	(7,762)
Unamortized issuance costs	(2,245)	(1,641)
Total debt, net	36,042	28,026
Current portion of long-term debt	—	(7,927)
Long-term debt	$36,042	$20,099

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

In September 2018, the Company amended its LSA to extend the interest-only period for amounts borrowed by the Company under the Agreement until January 1, 2020. The Company’s payments are due based upon a 24-month amortization schedule with the remaining outstanding principal and accrued interest amounts due on January 1, 2021, or the Final Maturity Date. The Company obtained additional term loans of $663,000 and $7,098,000, respectively, during the year ended December 31, 2018.

As of December 31, 2018, the Company had borrowed all $42,762,000 under the term loans as provided in the LSA, and the Company had not borrowed any of the $5,000,000 available under the revolving loan. The Company will be required to pay a $20,000 annual management fee due on each anniversary of the closing date of the Amendment and a $3,288,000 final payment fee due on the Final Maturity Date. Interest expense recognized on the term loans for the years ended December 31, 2018, 2017, and 2016 totaled $2,018,000, $1,820,000, and $1,184,000, respectively.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. The LSA includes customary events of default, including instances of a material adverse change in our operations, that could require immediate payment of the Company's obligations. As of December 31, 2018, the Company was in compliance with all covenants under the LSA.

Revolving Loan
Pursuant to the LSA, the Company may borrow up to $5,000,000 under the revolving loan facility. Borrowings under the revolving loan will accrue interest at a rate equal to (a) the greater of 1.25% per annum or a base rate as determined by a three-month LIBOR-based formula, plus (b) an applicable margin between 2.95% and 3.95% based on certain criteria as set forth in the LSA. All principal and interest outstanding under the revolving loan is due and payable on the Maturity Date. Following the funding of Term Loan A, the Company is required to pay a commitment fee equal to 0.75% per annum of the amounts made available but unborrowed under the revolving loan. As of December 31, 2018, the Company had not borrowed any amounts pursuant the revolving loan facility. Interest expense recognized for the unused revolving loan facility fee for the years ended December 31, 2018, 2017, and 2016 was $35,000, $35,000, and $42,000, respectively.

Debt Issuance Costs
As of December 31, 2018 and 2017, the Company had $2,245,000 and $1,641,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the twelve months ended December 31, 2018, 2017, and 2016, amortization of debt issuance costs were $938,000, $1,132,000, and $298,000, respectively, which was included in interest expense in the Company's consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of December 31, 2018.

11. Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. The Company makes matching contributions under the 401(k) plan.

12. Other Current Liabilities

Other current liabilities as of December 31, 2018 and 2017 comprised the following (in thousands):

	December 31,
	2018	2017
Accrued royalties	$534	$605
Accrued warranties	330	469
Deferred revenue	245	448
Deferred rent	520	593
Other accrued liabilities	1,414	1,111
Total other current liabilities	$3,043	$3,226

13. Fair Value of Financial Instruments

The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31, 2018 and 2017, respectively, (in thousands):

	December 31, 2018
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$8,953	$—	$—	$8,953
Marketable securities
Corporate notes and bonds	—	6,389	—	6,389
Commercial paper	—	2,493	—	2,493
Total	$8,953	$8,882	$—	$17,835

	December 31, 2017
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$6,362	$—	$—	$6,362
Corporate notes and bonds	—	1,498	—	1,498
Marketable securities
Corporate notes and bonds	—	26,278	—	26,278
U.S. government and agency securities	—	11,976	—	11,976
Commercial paper	—	6,982	—	6,982
Total	$6,362	$46,734	$—	$53,096

At December 31, 2018, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

14. Marketable Securities

The following table summarizes the Company’s marketable securities at December 31, 2018 and 2017 (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,393	$—	$(4)	$6,389
U.S. government and agency securities	—	—	—	—
Commercial paper	2,493	—	—	2,493
Total marketable securities	$8,886	$—	$(4)	$8,882

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$26,303	$—	$(25)	$26,278
U.S. government and agency securities	11,981	—	(5)	11,976
Commercial paper	6,982	—	—	6,982
Total marketable securities	$45,266	$—	$(30)	$45,236

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,886	$8,882
Total	$8,886	$8,882

15. Quarterly financial data (unaudited)

The following tables show a summary of the Company’s quarterly financial results for each of the four quarters of 2018 and 2017 (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Total revenue	$20,645	$14,941	$15,795	$19,378
Gross profit	$4,165	$4,414	$5,630	$5,272
Loss from operations	$(10,790)	$(15,802)	$(10,568)	$(10,612)
Net loss	$(11,423)	$(16,521)	$(10,993)	$(11,563)
Earnings per share data (1):
Net loss per common share—basic and diluted	$(0.21)	$(0.30)	$(0.20)	$(0.21)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Total revenue	$12,535	$12,359	$11,603	$16,022
Gross profit	$6,183	$4,884	$4,203	$4,735
Loss from operations	$(13,556)	$(17,267)	$(14,731)	$(13,963)
Net loss	$(13,917)	$(17,989)	$(15,408)	$(14,536)
Earnings per share data (1):
Net loss per common share—basic and diluted	$(0.30)	$(0.37)	$(0.28)	$(0.26)

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the sum of the quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

16. Subsequent Events

On February 1, 2019 (the "Effective Date"), the Company entered into a Loan and Security Agreement (the "New LSA") with Solar Capital Ltd. and certain other financial institutions (collectively, the "Lenders"). Pursuant to the New LSA, the Lenders are providing the Company with up to $65 million in a series of term loans (collectively, the "Term Loans"), of which $50 million (the "Tranche 1 Loan") was funded on the Effective Date. An additional $15 million (the "Tranche 2 Loan") is available to be funded at the Company's option, but no later than December 31, 2019, provided that the Company achieves a designated amount of product revenues on a trailing six-month basis (the "Tranche 2 Loan Funding Condition").

On the Effective Date, approximately $38.8 million of the proceeds from the Tranche 1 Loan were used by the Company to repay all outstanding principal, interest, related fees, and other obligations under the Company's existing Loan and Security Agreement with Solar Senior Capital Ltd. dated January 12, 2015 (as amended through the Effective Date), with the remaining borrowings to be used to satisfy the Company's working capital needs and for other general business purposes.

The Term Loans will accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month LIBOR rate then in effect as of the applicable payment date, plus (b) 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until February 28, 2021 (the “Interest Only Period”). If (a) the Tranche 2 Loan Funding Condition is timely satisfied by the Company, (b) the Company exercises its option to borrow the Tranche 2 Loan, and (c) the Company achieves an additional designated amount of product revenues on a trailing six-month basis on or before December 31, 2020, then the Interest Only Period may, at the Company’s election, be extended for both Term Loans through February 28, 2022. Following the Interest Only Period (as the same may be extended pursuant to the terms of the New LSA), monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GenMark Diagnostics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited GenMark Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GenMark Diagnostics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010).

3.2	Amended and Restated By-Laws (incorporated by reference to our Current Report on 8-K filed on August 2, 2018).

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

10.5
Third Amendment to Lease Agreement dated August 28, 2012, by and between The Campus Carlsbad, LLC and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on November 8, 2012).

10.6
Fourth Amendment to Lease Agreement dated July 24, 2018, by and between The Campus Carlsbad LLC and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on July 30, 2018).

10.7
Amended and Restated Chemically Modified Enzymes Kit Patent License Agreement by and between Roche Molecular Systems, Inc., F. Hoffman-La Roche Ltd., and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 27, 2008 (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on May 21, 2010). †

10.8
Non-Exclusive License Agreement by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Caliper Life Sciences Inc. dated effective as of March 27, 2012 (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 10, 2012). †

10.9
Development Collaboration and License Agreement, dated July 26, 2012, by and between Advanced Liquid Logic, Inc. and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-Q/A as filed with the SEC on March 22, 2013). †

10.10
Amendment Number One to Development Collaboration and License Agreement, effective as of January 18, 2016, by and among Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc., Advanced Liquid Logic, Inc., and Illumina, Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016). †

10.11
Loan and Security Agreement dated as of January 12, 2015 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, General Electric Capital Corporation, and certain other financial institutions as lenders (incorporated by reference herein to our Form 10-Q filed with the SEC on May 5, 2015). †

10.12
Amendment to Loan and Security Agreement dated September 30, 2015 by and among GenMark Diagnostics, Inc., as borrower, General Electric Capital Corporation, as agent and lender, and the lenders signatory thereto (incorporated by reference herein to our Form 10-Q filed with the SEC on October 27, 2015). †

10.13
Letter agreement dated March 17, 2016 by and among GenMark Diagnostics, Inc., as borrower, Healthcare Financial Solutions, LLC, as agent and lender, and the lenders signatory thereto (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016). †

10.14
First Amendment to Loan and Security Agreement dated July 27, 2016 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on November 3, 2016). †

10.15
Second Amendment to Loan and Security Agreement dated as of February 27, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 2, 2017).

Exhibit	Description

10.16
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

10.18
Fifth Amendment to Loan and Security Agreement dated as of December 13, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-K as filed with the SEC on February 27, 2018)  †

10.19
Sixth Amendment to Loan and Security Agreement dated as of September 28, 2018 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on October 29, 2018). †

10.20
Seventh Amendment to Loan and Security Agreement dated as of November 29, 2018 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders. + ✓

10.21
Manufacturing and Supply Agreement, dated December 15, 2015, by and between Plexus Corp. and Clinical Micro Sensors, Inc. d.b.a GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-K filed with the SEC on February 28, 2017).

10.22	Form of Market Stock Units Grant Notice and Award Agreement (incorporated by reference herein from our Form 10-Q filed with the SEC on May 5, 2015). *

10.23	The GenMark Diagnostics, Inc. 2017 Bonus Plan (incorporated by reference herein from our Form 8-K as filed with the SEC on February 24, 2017). *

10.24	The GenMark Diagnostics, Inc. 2018 Bonus Plan (incorporated by reference herein from our Form 8-K as filed with the SEC on March 1, 2018). *

10.25	GenMark Diagnostics, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2014). *

10.26	Form of Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010). *

10.27	Form of Restricted Stock Agreement (incorporated by reference herein to our Form 10-Q as filed with the SEC on November 9, 2010). *

10.28	Form of Restricted Stock Units Grant Notice and Agreement (incorporated by reference herein to our Form 8-K as filed with the SEC on March 12, 2013). *

10.29	Form of Amendment of Restricted Stock, Restricted Stock Unit and/or Stock Option Agreement(s) (incorporated by reference herein to our Form 10-K filed with the SEC on February 28, 2017). *

10.30	GenMark Diagnostics, Inc. 2013 Employee Stock Purchase Plan, as amended (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2018). *

10.31	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010). *

10.32
Executive Employment Agreement, dated as of April 5, 2011, by and between GenMark Diagnostics, Inc. and Hany Massarany (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 13, 2011). *

10.33
Employment Offer Letter effective May 7, 2014 by and between GenMark Diagnostics, Inc. and Scott Mendel (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 12, 2014). *

Exhibit	Description

10.34
GenMark Diagnostics, Inc. Non-Plan Stock Option Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014). *

10.35
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

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2019.

GENMARK DIAGNOSTICS, INC.

By:	/s/ HANY MASSARANY
Name:	Hany Massarany
Title:	Chief Executive Officer, President and Director (principal executive officer)

February 25, 2019

By:	/s/ Johnny Ek
Name:	Johnny Ek
Title:	Chief Financial Officer (principal financial and accounting officer)

February 25, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hany Massarany and Johnny Ek, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HANY MASSARANY	President, Chief Executive Officer and Director (principal executive officer)	2/25/2019
Hany Massarany

/S/ JOHNNY EK	Chief Financial Officer (principal financial and accounting officer)	2/25/2019
Johnny Ek

/S/ JAMES FOX	Chairman of the Board	2/25/2019
James Fox

/S/ DARYL J. FAULKNER	Director	2/25/2019
Daryl J. Faulkner

/S/ KEVIN C. O’BOYLE	Director	2/25/2019
Kevin C. O’Boyle

/S/ MICHAEL S. KAGNOFF	Director	2/25/2019
Michael S. Kagnoff

/s/ LISA M. GILES	Director	2/25/2019
Lisa M. Giles