Form 10-Q
period 2019-06-30
GenMark Diagnostics, Inc.
filed 2019-08-05
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34753

GenMark Diagnostics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2053069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5964 La Place Court Carlsbad, California	92008-8829
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 760-448-4300

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GNMK	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on August 1, 2019 was 57,439,332.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS:
Current Assets:
Cash and cash equivalents	$23,733	$36,286
Short-term marketable securities	17,627	8,882
Accounts receivable, net of allowances of $107 and $75, respectively	6,756	11,534
Inventories, net	9,912	10,244
Prepaid expenses and other current assets	2,085	1,483
Total current assets	60,113	68,429

Property and equipment, net	18,927	21,070
Intangible assets, net	1,727	2,023
Restricted cash	758	758
Noncurrent operating lease right-of-use assets	4,883	—
Other long-term assets	766	701
Total assets	$87,174	$92,981

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$8,390	$9,886
Accrued compensation	5,349	7,358
Current operating lease liability	1,815	—
Other current liabilities	2,167	3,043
Total current liabilities	17,721	20,287

Deferred rent	—	2,996
Long-term debt	48,271	36,042
Noncurrent operating lease liability	6,339	—
Other noncurrent liabilities	62	109
Total liabilities	72,393	59,434

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 57,430 and 56,240 shares issued and outstanding, respectively	6	6
Additional paid-in capital	506,949	500,344
Accumulated deficit	(492,271)	(466,883)
Accumulated other comprehensive income	97	80
Total stockholders’ equity	14,781	33,547
Total liabilities and stockholders’ equity	$87,174	$92,981

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$18,220	$14,867	$39,591	$35,443
License and other revenue	154	74	316	143
Total revenue	18,374	14,941	39,907	35,586
Cost of revenue	11,801	10,527	27,471	27,007
Gross profit	6,573	4,414	12,436	8,579
Operating expenses:
Sales and marketing	5,803	5,187	11,712	10,589
General and administrative	4,931	4,547	9,452	8,680
Research and development	7,749	10,482	14,092	15,902
Total operating expenses	18,483	20,216	35,256	35,171
Loss from operations	(11,910)	(15,802)	(22,820)	(26,592)
Other income (expense):
Interest income	179	202	312	389
Interest expense	(1,528)	(797)	(2,804)	(1,585)
Other income (expense)	(4)	(90)	(15)	(102)
Total other income (expense)	(1,353)	(685)	(2,507)	(1,298)
Loss before provision for income taxes	(13,263)	(16,487)	(25,327)	(27,890)
Income tax expense	45	34	61	54
Net loss	$(13,308)	$(16,521)	$(25,388)	$(27,944)
Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.45)	$(0.50)
Weighted average number of shares outstanding, basic and diluted	57,171	55,547	56,878	55,377

Other comprehensive loss:
Net loss	$(13,308)	$(16,521)	$(25,388)	$(27,944)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	15	(14)	9	20
Net unrealized gains on marketable securities, net of tax	6	15	8	23
Total other comprehensive income	21	1	17	43
Total comprehensive loss	$(13,287)	$(16,520)	$(25,371)	$(27,901)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(25,388)	$(27,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,616	3,507
Net amortization/(accretion) of premiums/discounts on investments	(98)	(78)
Amortization of deferred debt issuance costs	816	583
Stock-based compensation	5,711	5,799
Provision for bad debt	46	34
Non-cash inventory adjustments	897	809
Other non-cash adjustments	125	(13)
Changes in operating assets and liabilities:
Accounts receivable	4,720	3,501
Inventories	(1,387)	353
Prepaid expenses and other assets	(784)	340
Accounts payable	(1,143)	(1,853)
Accrued compensation	(2,490)	(853)
Other current and non-current liabilities	(257)	(622)
Net cash used in operating activities	(15,616)	(16,437)
Investing activities:
Purchases of property and equipment	(467)	(924)
Purchases of marketable securities	(19,440)	(23,622)
Maturities of marketable securities	10,800	42,600
Net cash (used in) provided by investing activities	(9,107)	18,054
Financing activities:
Proceeds from issuance of common stock	464	535
Principal repayment of borrowings	(35,140)	(45)
Proceeds from borrowings	50,000	—
Payments associated with debt issuance	(3,588)	(20)
Proceeds from stock option exercises	432	22
Net cash provided by financing activities	12,168	492
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	28
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,553)	2,137
Cash, cash equivalents, and restricted cash at beginning of year	37,044	27,512
Cash, cash equivalents, and restricted cash at end of period	$24,491	$29,649
Non-cash investing and financing activities:
Transfer of systems to property and equipment from inventory	$822	$956
Property and equipment included in accounts payable	$18	$168
Supplemental cash flow information:
Cash paid for income taxes, net	$104	$113
Cash paid for interest	$1,837	$1,003

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—March 31, 2019	57,026	6	503,318	76	(478,963)	24,437
Stock-based compensation expense	—	—	3,167	—	—	3,167
Issuance of employee stock purchase plan shares	105	—	464	—	—	464
Restricted stock awards issued, net of cancellations	299	—	—	—	—	—
Net loss	—	—	—	—	(13,308)	(13,308)
Foreign currency translation adjustments	—	—	—	15	—	15
Unrealized gain on marketable securities	—	—	—	6	—	6
Balance—June 30, 2019	57,430	$6	$506,949	$97	$(492,271)	$14,781

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—March 31, 2018	55,412	6	490,306	50	(427,808)	62,554
Stock-based compensation expense	—	—	3,075	—	—	3,075
Issuance of employee stock purchase plan shares	134	—	535	—	—	535
Restricted stock awards issued, net of cancellations	206	—	—	—	—	—
Shares issued under stock-based compensation plans	1	—	5	—	—	5
Net loss	—	—	—	—	(16,521)	(16,521)
Foreign currency translation adjustments	—	—	—	(14)	—	(14)
Unrealized gain on marketable securities	—	—	—	15	—	15
Balance—June 30, 2018	55,753	$6	$493,921	$51	$(444,329)	$49,649

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2018	56,240	6	500,344	80	(466,883)	33,547
Stock-based compensation expense	—	—	5,711	—	—	5,711
Issuance of employee stock purchase plan shares	105	—	464	—	—	464
Restricted stock awards issued, net of cancellations	1,014	—	—	—	—	—
Shares issued under stock-based compensation plans	71	—	430	—	—	430
Net loss	—	—	—	—	(25,388)	(25,388)
Foreign currency translation adjustments	—	—	—	9	—	9
Unrealized gain on marketable securities	—	—	—	8	—	8
Balance—June 30, 2019	57,430	$6	$506,949	$97	$(492,271)	$14,781

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2017	55,066	6	487,525	8	(416,385)	71,154
Stock-based compensation expense	—	—	5,799	—	—	5,799
Issuance of employee stock purchase plan shares	134	—	535	—	—	535
Restricted stock awards issued, net of cancellations	548	—	—	—	—	—
Shares issued under stock-based compensation plans	5	—	22	—	—	22
Net loss	—	—	—	—	(27,944)	(27,944)
Reimbursement of offering costs	—	—	40	—	—	40
Foreign currency translation adjustments	—	—	—	20	—	20
Unrealized gain on marketable securities	—	—	—	23	—	23
Balance—June 30, 2018	55,753	$6	$493,921	$51	$(444,329)	$49,649

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

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $492,271,000 as of June 30, 2019. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of June 30, 2019, the Company had available cash, cash equivalents, and marketable securities of $41,360,000 and working capital of $42,392,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

The Company changed its estimate of the forfeiture rate used to determine stock-based compensation expense based upon recent employment history. The change in forfeiture rate resulted in an additional $174,000 in stock-based compensation expense during the six months ended June 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the existing lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use, or ROU, assets for all leases with lease terms of greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and is effective for annual periods beginning after December 15, 2018. The Company adopted the new standard in the first quarter of 2019 using the package of transition practical expedients. The Company recognized non-current ROU assets of $5,097,000 and current and non-current lease liabilities of $1,780,000 and $6,832,000, respectively, upon adoption. Deferred rent is now presented as an offset to the Company's non-current operating lease ROU assets. The new lease standard did not have a material impact on the Company's unaudited condensed consolidated statements of operations, cash flows, or stockholders' equity.

Revenue
The Company recognizes revenue from operations through the sale of products and other services. Product revenue comprises the sale of diagnostic tests and instruments, as well as related services.

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

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue Source:
ePlex product revenue	$12,035	$7,092	$27,686	$19,014
XT-8 product revenue	6,185	7,775	11,905	16,429
Total product revenue	18,220	14,867	39,591	35,443
License and other revenue	154	74	316	143
Total revenue	$18,374	$14,941	$39,907	$35,586

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and was $758,000 as of both June 30, 2019 and December 31, 2018, held as security for the Company’s letter of credit with Banc of California.

Receivables
Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable, and a reserve for unknown items based upon the Company’s historical experience.

Product Warranties
The Company generally offers a one year warranty for its instruments sold to customers and typically up to a sixty-day warranty for consumables. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as appropriate.

Intangible Assets
Intangible assets consists of licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally ten years. Amortization of licenses typically begins upon the Company obtaining access to the licensed technology and is recorded in cost of revenues for licenses supporting commercialized products. The amortization of licenses to technology supporting products in development is recorded in research and development expenses.

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

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are recorded in the consolidated balance sheets as noncurrent operating lease ROU assets and current and noncurrent operating lease liabilities. Finance leases are recorded in the consolidated balance sheets as other current assets and liabilities and other non-current assets and liabilities.

ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the Company’s lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of its lease payments. ROU assets are recognized at the commencement date based upon the initial measurement of the operating lease liability less any lease incentives received.

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

The calculations of diluted net loss per share for each of the six months ended June 30, 2019 and 2018 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options outstanding to purchase common stock	2,130	2,452	2,130	2,452
Other unvested equity awards	3,846	3,637	3,846	3,637
Total	5,976	6,089	5,976	6,089

3. Stock-Based Compensation

Equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under the Company's 2010 Equity Incentive Plan, as amended, or the 2010 Plan, in connection with the hiring or retention of personnel and are subject to certain conditions. The Company recognizes stock-based compensation expense related to stock options, restricted stock units, and market-based stock units granted to employees, directors and non-employee advisors in exchange for services under the 2010 Plan, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $5,711,000 and $5,799,000, respectively. The Company recognized stock-based compensation expense of $3,167,000 and $3,075,000, respectively, during the three months ended June 30, 2019 and 2018.

Stock Options
The fair value of stock options granted is derived from the Black-Scholes Option Pricing Model, which uses several judgment-based variables to calculate the expense. The inputs include the expected term of the stock option, the expected volatility and other factors.

• Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding and is determined by using the simplified method.
• Expected Volatility. The Expected volatility represents the estimated volatility in the Company’s stock price over the expected term of the stock option and is determined by review of the Company’s and similar companies’ historical experience.
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

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,439,914	$9.57
Granted	—	$—
Exercised	(71,833)	$5.98
Cancelled	(237,934)	$12.06
Outstanding at June 30, 2019	2,130,147	$9.42
Vested and expected to vest at June 30, 2019	2,130,146	$9.42
Exercisable at June 30, 2019	2,130,042	$9.42

Options that were exercisable as of June 30, 2019 had a remaining weighted average contractual term of 3.64 years, and an aggregate intrinsic value of $971,000. As of June 30, 2019, there were 2,130,147 stock options outstanding, which had a remaining weighted average contractual term of 3.64 years and an aggregate intrinsic value of $971,000. No stock options were granted during the six months ended June 30, 2019.

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

The Company’s restricted stock unit activity for the six months ended June 30, 2019 was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	2,665,708	$6.12
Granted	1,541,921	$6.73
Vested	(868,154)	$5.81
Cancelled	(253,594)	$6.70
Unvested at June 30, 2019	3,085,881	$6.47

As of June 30, 2019, there was $15,761,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.78 years. The total fair value of restricted stock units that vested during the six months ended June 30, 2019 and 2018 was $6,100,000 and $2,929,000, respectively.

Market-Based Stock Units
The Company issued market-based stock units in each of February 2019, 2018, and 2017, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of June 30, 2019, there was $3,514,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 1.90 years.

The Company’s market-based stock unit activity for the six months ended June 30, 2019 was as follows:

	Market-Based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	328,739	$10.03
Units Granted	460,000	$10.22
Cancelled	(28,334)	$9.39
Unvested at June 30, 2019	760,405	$10.16

The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Expected volatility	64%	65%
Risk-free interest rate	2.50%	2.40%
Expected dividend	—%	—%
Weighted average fair value	$10.11 - $10.31	$7.19

Employee Stock Purchase Plan
The Company's stockholders originally approved the ESPP in May 2013. In May 2018, the Company's stockholders approved the amendment and restatement of the ESPP, which increased the shares authorized for issuance under the ESPP from 650,000 shares to 1,750,000 shares.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of June 30, 2019, there were 835,818 shares of common stock available for issuance under the ESPP.  The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during each of the six months ended June 30, 2019 and 2018.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$248	$220	$452	$407
Sales and marketing	792	695	1,411	1,340
Research and development	449	658	872	1,285
General and administrative	1,678	1,502	2,976	2,767
Total stock-based compensation expense	$3,167	$3,075	$5,711	$5,799

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for either of the six months ended June 30, 2019 and 2018.

4. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of June 30, 2019 and December 31, 2018 (in thousands):

Inventory

	June 30, 2019	December 31, 2018
Raw materials	$2,397	$2,449
Work-in-process	3,277	3,349
Finished goods	4,238	4,446
Total inventories	$9,912	$10,244

Property and Equipment, Net

	June 30, 2019	December 31, 2018
Property and equipment — at cost:
Machinery and laboratory equipment	$15,080	$15,206
Instruments	15,684	15,089
Office equipment	2,141	2,114
Leasehold improvements	10,774	10,648
Total property and equipment — at cost	43,679	43,057
Less: accumulated depreciation	(24,752)	(21,987)
Property and equipment, net	$18,927	$21,070

Accrued Warranty
The following table shows changes in the Company's accrued warranties for each of the six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning accrued warranty balance	$373	$418	$330	$470
Warranty expenses incurred	(268)	(559)	(712)	(1,075)
Provisions	121	580	608	1,044
Ending accrued warranty balance	$226	$439	$226	$439

5. Intangible Assets, net

Intangible assets as of each of June 30, 2019 and December 31, 2018 comprised the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(3,023)	$1,727	$4,750	$(2,727)	$2,023

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

Intellectual property licenses have a weighted average remaining amortization period of 2.93 years as of June 30, 2019. Amortization expense for these licenses was $148,000 for each of the three months ended June 30, 2019 and 2018, and was $296,000 and $297,000 during the six months ended June 30, 2019 and 2018, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2019	$297
2020	593
2021	593
2022	244
Total	$1,727

6. Marketable Securities

The following table summarizes the Company’s marketable securities as of each of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$4,780	$2	$—	$4,782
U.S. government and agency securities	6,885	2	—	6,887
Commercial paper	5,958	—	—	5,958
Total	$17,623	$4	$—	$17,627

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,393	$—	$(4)	$6,389
Commercial paper	2,493	—	—	2,493
Total	$8,886	$—	$(4)	$8,882
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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$5,039	$—	$—	$5,039
Commercial paper	—	449	—	449
Marketable securities
Corporate notes and bonds	—	4,782	—	4,782
U.S. government and agency securities	—	6,887	—	6,887
Commercial paper	—	5,958	—	5,958
Total	$5,039	$18,076	$—	$23,115

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$8,953	$—	$—	$8,953
Marketable securities
Corporate notes and bonds	—	6,389	—	6,389
U.S. government and agency securities	—	2,493	—	2,493
Total	$8,953	$8,882	$—	$17,835

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

8. Long-term debt

As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loans
Term Loan A - 6.9% interest	$—	$7,619
Term Loan B - 6.9% interest	—	7,619
Term Loan C - 7.4% interest	—	12,000
Term Loan D - 8.8% interest	—	663
Term Loan E - 8.8% interest	—	7,098
Term Loan - 8.4% interest	50,000	—
Final fee obligation	2,975	3,288
Unamortized issuance costs	(4,704)	(2,245)
Total debt, net	48,271	36,042
Current portion of long-term debt	—	—
Long-term debt	$48,271	$36,042

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

The Term Loans under the New LSA will accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month LIBOR rate then in effect as of the applicable payment date, plus (b) 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until February 28, 2021, or the Interest Only Period. If the Company exercises its option to borrow the Tranche 2 Loan and the Company achieves an additional designated amount of product revenues on a trailing six-month basis on or before December 31, 2020, then the Interest Only Period may, at the Company’s election, be extended for both Term Loans through February 28, 2022. Following the Interest Only Period (as the same may be extended pursuant to the terms of the New LSA), monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023, or the Final Maturity Date.

Under the New LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the New LSA. As of June 30, 2019, the Company was in compliance with all covenants under the LSA.

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

Debt Issuance Costs
As of June 30, 2019 and December 31, 2018, the Company had $4,704,000 and $2,245,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $450,000 and $293,000 for the three months ended June 30, 2019 and 2018, respectively, and $816,000 and $583,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of June 30, 2019.

9. Leases

The Company has operating and finance lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $483,000 and $443,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,009,000 and $870,000 for the six months ended June 30, 2019 and 2018.

Pursuant to the adoption of the new lease standard, the Company reported noncurrent operating lease ROU assets of $4,883,000, and current and noncurrent operating lease liabilities of $1,815,000 and $6,339,000, respectively, as of June 30, 2019. The Company reported current and noncurrent deferred rent under the existing lease standard of $520,000 and $2,996,000, respectively, at December 31, 2018. The Company's operating lease liabilities were measured at a weighted average discount rate of 11.2% and have a weighted average remaining term of 5.46 years.

As of June 30, 2019, the future minimum lease payments required under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2019	$1,007
2020	1,997
2021	2,015
2022	2,077
2023	1,939
Thereafter	2,084
Total	11,119
Less: imputed interest	(2,965)
Total operating lease liabilities	$8,154

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

As of June 30, 2019, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $45,000 and $34,000 for the three months ended June 30, 2019 and 2018, respectively, and $61,000 and $54,000 for the six months ended June 30, 2019 and 2018, respectively.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company's federal and state tax returns since inception are subject to examination due to the carryover of net operating losses. As of June 30, 2019, the Company’s tax years from 2011 through 2012 are subject to examination by the United Kingdom tax authorities related to legacy operations. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

11. Subsequent Events

On August 5, 2019, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, as sales agent, or Canaccord, pursuant to which the Company may offer and sell, from time to time, through Canaccord shares of the Company’s common stock having an aggregate offering price of up to $35 million.

The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NASDAQ Global Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Canaccord’s obligations to sell shares under the Distribution Agreement are subject to the satisfaction of certain conditions. The Company will pay Canaccord a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement, if any, and has agreed to provide Canaccord with customary indemnification and contribution rights. The Company has also agreed to reimburse Canaccord for legal fees and disbursements, not to exceed $25,000 in the aggregate, in connection with entering into the Distribution Agreement.

The Distribution Agreement may be terminated by Canaccord or the Company at any time upon ten days’ notice to the other party, or by Canaccord at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that impairs Canaccord’s ability to proceed with the offering to sell the shares.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2019 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2019 and 2018 were approximately $25,388,000 and $27,944,000, respectively. As of June 30, 2019, we had an accumulated deficit of $492,271,000. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to expand our product offerings, as well as to increase our manufacturing capabilities and domestic and international commercial organization.

Our Products and Technology
We offer our ePlex sample-to-answer instrument and Respiratory Pathogen (RP) Panel, Blood Culture Identification Gram-Positive (BCID-GP) Panel, Blood Culture Identification Gram-Negative (BCID-GN) Panel, and Blood Culture Identification Fungal Pathogen (BCID-FP) Panel for sale in the United States and internationally. We are also developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

General and Administrative Expenses
Our general and administrative expenses include costs associated with our executive, accounting and finance, compliance, information technology, legal, facilities, human resources, administrative, and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, insurance, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

Foreign Exchange Gains and Losses
Transactions in currencies other than our functional currency, the US Dollar, are translated at the prevailing rates on the dates of the applicable transaction. Foreign exchange gains and losses arise from differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated.

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

Results of Operations — Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Revenue	$18,374	$14,941	$3,433	23%	$39,907	$35,586	$4,321	12%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $3.4 million or 23%, during the three months ended June 30, 2019 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue which features a higher selling price due to the the additional technology and features of its sample-to-answer capabilities. For the three months ended June 30, 2019, ePlex product revenue increased by $4.9 million or 70%, to $12 million due to new customers adopting the ePlex system for respiratory testing. ePlex product revenue represented approximately 66% of total product revenue during the three months ended June 30, 2019. XT-8 revenue decreased by $1.6 million or 20%, to $6.2 million during the three months ended June 30, 2019, primarily due to customers that converted in 2018 to our ePlex system for respiratory testing.

Revenue increased by $4.3 million or 12% during the six months ended June 30, 2019 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the six months ended June 30, 2019, ePlex product revenue increased by $8.7 million or 46%, to $27.7 million due to both new customers adopting ePlex and the conversion of existing XT-8 customers to our ePlex system for respiratory testing. ePlex product revenue represented approximately 70% of total product revenue during the six months ended June 30, 2019. XT-8 revenue decreased by $4.5 million or 28%, to $11.9 million during the six months ended June 30, 2019, primarily due to customers converting to our ePlex system for respiratory testing.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Cost of revenue	$11,801	$10,527	$1,274	12%	$27,471	$27,007	$464	2%
Gross profit	$6,573	$4,414	$2,159	49%	$12,436	$8,579	$3,857	45%

The increase in cost of revenue for the three months ended June 30, 2019, compared to the same period of the prior year is a result of the growth in ePlex product revenue, which increased by 70% versus the same period of the prior year and represented 66% of total revenue for the current period. The ePlex system carries a higher cost profile due to its enhanced technology and features as compared to XT-8. Product costs increased by $2.6 million when comparing the three months ended June 30, 2019 to the same period of the prior year. Cost of revenue also increased by $276 thousand due to increased freight and royalties expense resulting from higher product revenue. The increase in cost of revenue was partially offset by decreases of $913 thousand from overhead absorption and manufacturing efficiencies and $825 thousand in reduced warranty and customer and product technical support expense.

The increase in cost of revenue for the six months ended June 30, 2019, compared to the same period of the prior year is a result of the growth in ePlex product revenue, which increased by 46% versus the same period of the prior year and represented 69% of total revenue for the current period. Product costs increased by $3.6 million when comparing the six months ended June 30, 2019 to the same period of the prior year. Cost of revenue also increased by $369 thousand due to increased freight and royalties expense resulting from higher product revenue. The increase in cost of revenue was partially offset by decreases of $2.3 million from overhead absorption and manufacturing efficiencies and $1.4 million in reduced warranty and customer and product technical support expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Sales and marketing	$5,803	$5,187	$616	12%	$11,712	$10,589	$1,123	11%

The increase in sales and marketing expense for the three months ended June 30, 2019, when compared to the same period of the prior year, was primarily driven by increases of $398 thousand in personnel costs, $120 thousand in travel expense, and $97 thousand in stock-based compensation expense.

The increase in sales and marketing expense for the six months ended June 30, 2019, when compared to the same period of the prior year, was primarily driven by an increase of $654 thousand in personnel costs, $293 thousand in evaluation kit expense resulting from new ePlex system implementations, and $167 thousand in travel expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
General and administrative	$4,931	$4,547	$384	8%	$9,452	$8,680	$772	9%

The increase in general and administrative expense for the three months ended June 30, 2019, compared to the same period of the prior year, was primarily driven by increases of $176 thousand in stock-based compensation expense, $114 thousand in personnel costs, $97 thousand in higher facilities and information technology expense, and $91 thousand in legal fees. The increase in general and administrative expense was partially offset by $155 thousand decrease in professional services expense.

The increase in general and administrative expense for the six months ended June 30, 2019, compared to the same period of the prior year, was primarily driven by increases of $287 thousand in facilities and information technology expense, $285 thousand in legal expense, $231 thousand in personnel costs, and $209 thousand in stock-based compensation. The increase in general and administrative expense was partially offset by decreases of $203 thousand in professional services expense and $65 thousand in travel expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Research and development	$7,749	$10,482	$(2,733)	(26)%	$14,092	$15,902	$(1,810)	(11)%

The decrease in research and development expense for the three months ended June 30, 2019, compared to the same period of the prior year, was primarily driven by decreases of $2.2 million in the prototype materials used by our assay development teams and $585 thousand in clinical study expense based upon the timing of the completed ePlex BCID clinical studies. The decrease in research and development expense was partially offset by a $167 thousand increase in personnel costs resulting from more technical resources focused on the development of future technologies.

The decrease in research and development expense for the six months ended June 30, 2019, compared to the same period of the prior year, was primarily driven by decreases of $1.6 million in the prototype materials used by our assay development teams and $1 million in clinical study expense based upon the timing of the completed ePlex BCID clinical studies. The decrease in research and development expense was partially offset by a $779 thousand increase in personnel costs resulting from more technical resources focused on the development of future technologies.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Other income (expense)	$(1,353)	$(685)	$(668)	98%	$(2,507)	$(1,298)	$(1,209)	93%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the three and six months ended June 30, 2019, compared to the same periods of the prior year, were primarily due to higher interest expense attributable to additional borrowings from the Company's new loan and security agreement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Income tax expense	$45	$34	$11	32%	$61	$54	$7	13%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2019, we had $42,392,000 of working capital, including $41,360,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	June 30,
Six Months Ended (in thousands):	2019	2018
Net cash used in operating activities	$(15,616)	$(16,437)
Net cash (used in) provided by investing activities	(9,107)	18,054
Net cash provided by financing activities	12,168	492
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	28
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(12,553)	$2,137

Cash used in operating activities
Net cash used in operating activities decreased $821 thousand for the six months ended June 30, 2019 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to a decrease of $2.6 million in net loss and a $472 thousand increase in non-cash adjustments; partially offset by a decrease of $2.2 million in changes to operating assets and liabilities.

Cash (used in) provided by investing activities
Net cash used in investing activities increased by $27.2 million for the six months ended June 30, 2019, compared to the same period of the prior year, primarily due to a decrease in the net proceeds from purchases, maturities, and sales of marketable securities of $27.6 million, partially offset by a decline in purchases of property and equipment of $457 thousand.

Cash provided by financing activities
Net cash provided by financing activities increased by $11.7 million for the six months ended June 30, 2019, compared to the same period of the prior year, primarily due to an increase in proceeds from borrowings of $11.3 million and an increase in stock option exercises of $410 thousand.

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

Letter of Credit
In September 2012, we provided a $758 thousand letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758 thousand of restricted cash at June 30, 2019.

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

Contractual Obligations
As of June 30, 2019, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2019, there have been no material changes in our market risks described at December 31, 2018.

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

Interest Rate Risk
As of June 30, 2019, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•	the relative convenience, ease of use, accuracy, reliability, validity, scalability, cost, price, and time-to-result of our diagnostic products over competing products;

•	the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;

•	the breadth and relevance of our menu of available diagnostic test panels relative to our competitors;

•	our success in training our customers in the proper use of our products;

•	the acceptance in the medical community and key opinion leaders of our molecular diagnostic technology and products;

•	the extent and success of our marketing and sales efforts; and

•	general economic conditions.

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

•
companies developing and marketing other technologies that can be used for identification of infectious agents, for example Matrix Assisted Laser Desorption/Ionization Time of Flight (MALDI-TOF) Mass Spectrometry, including: Bruker, Becton Dickinson, bioMerieux, and Shimadzu;

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

We have obtained CE Mark for our ePlex Instrument and the following ePlex assays: the ePlex Respiratory Pathogen (RP) Panel, the ePlex Blood Culture Identification Gram-Positive (BCID-GP) Panel, the ePlex Blood Culture Identification Gram-Negative (BCID-GN) Panel, and the ePlex Blood Culture Identification Fungal Pathogen (BCID-FP) Panel. We are commercializing our ePlex system internationally via a network of distribution partners, which is augmented by a limited set of direct sales and technical support personnel based in Europe. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to identify new distribution partners, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, the distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If our distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed.

If our customers are not adequately reimbursed or compensated for the use of our products, we may have difficulty selling our products.*

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations, and other organizations. There are ongoing efforts by governmental and third-party payors to contain or reduce the costs of healthcare coverage. For example, a number of Medicare Administrative Contractors (MACs) recently issued final local coverage determinations limiting or eliminating Medicare coverage for the use of certain multiplex molecular respiratory tests such as our ePlex RP Panel and XT-8 Respiratory Viral Panel (RVP) in an outpatient setting. As a result, this determination may negatively impact the use of our and certain of our competitors’ multiplex respiratory tests within the geographic regions covered by these MACs. In addition, if other MACs and private payors take a similar approach, this potential negative impact could affect the available market for our ePlex RP Panel and XT-8 RVP Panel in additional geographic regions and patient populations. Furthermore, if any of our competitors are successful in obtaining one or more product-specific reimbursement codes and we are unable to obtain such codes for our similar products, or if our competitors are able to obtain product-specific reimbursement levels higher than those for our similarly situated products, the overall demand for our products or the prices at which we are able to sell our products may be negatively impacted.

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

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost-effective manner.

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

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with regulatory requirements. Our instrument systems and certain critical components are custom-made by only a few outside suppliers. In certain instances, we and our customers have a sole source supply for certain key products, product components, ancillary items, and raw materials used to run our tests. If we are unable to satisfy our forecasted demand from existing suppliers for our products, or we or our customers are unable to find alternative suppliers for key product components, ancillary items or raw materials at reasonably comparable prices, it could have a material adverse effect on our financial condition and results of operations. Additionally, although we have entered into supply agreements with most of our suppliers of strategic reagents and parts to help ensure component availability and flexible purchasing terms with respect to the purchase of such components, if our suppliers discontinue production of a key component for one or more of our products, we may be unable to identify or secure a viable, cost-effective alternative on reasonable terms, or at all, which could limit our ability to manufacture our products.

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

We currently manufacture our proprietary test cartridges at our Carlsbad, California manufacturing facilities. We outsource the manufacture of our ePlex instrument to Plexus, which specializes in the manufacturing of electronic and electro-mechanical devices. We currently maintain an inventory of XT-8 instruments and related components to satisfy the expected demand for our XT-8 system for the foreseeable future, as well as to service XT-8 instruments installed at customer locations. While we work closely with Plexus to ensure continuity of supply while maintaining high quality and reliability, and we believe our current stock of XT-8 instruments and related components will be sufficient for our and our customers’ anticipated needs, we cannot guarantee that these efforts will be successful.

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

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.*

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for, our diagnostic tests;

•	the expenses we incur to increase our manufacturing capabilities, including expenses to purchase capital equipment and increase our manufacturing capacity and yield;

•	the expenses we incur for research and development required to maintain and improve our technology, including developing new ePlex test menu;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales, and distribution expenses;

•	the expenses we incur in licensing technologies or securing rights to new products from third parties to expand the menu of products and services we plan to offer;

•	our sales strategy and whether the revenues from sales of our test cartridges or systems will be sufficient to offset our expenses;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning manufacturing costs and yield and future revenues from sales of our products, as well as our assessment of the future investments needed to expand our commercial organization and manufacturing capabilities to support our anticipated revenue growth and research and development activities. We may be unable to reduce our expenditures in a timely manner, we may incur expenses for unexpected events, or we may experience a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected costs or events could have an immediate and material impact on our business and financial condition.

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We obtained 510(k) clearance from the FDA for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel; the ePlex BCID-GP Panel; the ePlex BCID-GN Panel; and the ePlex BCID-FP Panel. We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings, which will require clinical studies and subsequent 510(k) clearance or pre-market approval by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of new ePlex molecular diagnostic tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation, or IVDR. Specifically, the IVDR repeals and replaces the IVDD. Unlike the directive, which must be implemented into the national laws of the European Economic Area, or EEA, Member States, the IVD regulation is directly applicable in all EEA Member States and is intended to eliminate current differences in regulation of IVDs among EEA Member States. Under the IVDR, the classification of our molecular diagnostic products are impacted, and will result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.

We must also comply with the applicable FDA and foreign regulatory agency post-market requirements, including routine Notified Body conformity assessments to quality system standards (e.g., ISO13485). Any failure to maintain post-market compliance with FDA or foreign regulatory requirements could harm our business, operations, and/or financial condition.

We derive revenues from the sale of research use only (RUO) tests and custom manufactured reagents, which are not intended for diagnostic purposes. Clinical laboratories are regulated under CLIA and may validate the clinical diagnostic use of an LDT specifically for use in their laboratory using any labeled products. While the FDA has traditionally practiced enforcement discretion regarding the use of the LDTs for clinical diagnostic purposes, there have been regulatory actions indicating a potential change in enforcement practices (e.g., the FDA has promulgated draft guidance which outlines stringent regulatory requirements for CLIA labs to use LDTs for clinical diagnostic application and the FDA has issued warning letters to labs marketing the clinical utility of LDTs). These proposed requirements, if implemented, may result in a significant reduction in the sale of our RUO or custom manufactured products, which could reduce our revenues and adversely affect our operations and/or financial condition.

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

Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017, and, in January 2018, the excise tax was further suspended until 2020. Taxable devices include certain medical devices intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we paid the tax from 2013 through 2015. Recently, Congress and the administration have proposed and taken various steps to revise, repeal, or delay implementation of various aspects of PPACA. If the PPACA is significantly revised, repealed, or if implementation of various aspects are delayed, such modification, repeal, or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 2, 2018).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	August 5, 2019	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2019	By:	/s/ JOHNNY EK
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)