Form 10-Q
period 2019-09-30
GenMark Diagnostics, Inc.
filed 2019-11-06
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on October 31, 2019 was 58,080,388.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS:
Current Assets:
Cash and cash equivalents	$24,308	$36,286
Short-term marketable securities	8,879	8,882
Accounts receivable, net of allowances of $131 and $75, respectively	10,448	11,534
Inventories, net	12,570	10,244
Prepaid expenses and other current assets	2,071	1,483
Total current assets	58,276	68,429

Property and equipment, net	18,863	21,070
Intangible assets, net	1,580	2,023
Restricted cash	758	758
Noncurrent operating lease right-of-use assets	4,766	—
Other long-term assets	809	701
Total assets	$85,052	$92,981

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$10,007	$9,886
Accrued compensation	7,720	7,358
Current operating lease liability	1,828	—
Other current liabilities	2,089	3,043
Total current liabilities	21,644	20,287

Deferred rent	—	2,996
Long-term debt	48,720	36,042
Noncurrent operating lease liability	6,071	—
Other noncurrent liabilities	55	109
Total liabilities	76,490	59,434

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 58,044 and 56,240 shares issued and outstanding, respectively	6	6
Additional paid-in capital	512,451	500,344
Accumulated deficit	(503,946)	(466,883)
Accumulated other comprehensive income	51	80
Total stockholders’ equity	8,562	33,547
Total liabilities and stockholders’ equity	$85,052	$92,981

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$20,822	$15,713	$60,413	$51,156
License and other revenue	96	82	412	225
Total revenue	20,918	15,795	60,825	51,381
Cost of revenue	13,868	10,165	41,339	37,172
Gross profit	7,050	5,630	19,486	14,209
Operating expenses:
Sales and marketing	6,279	5,375	17,991	15,964
General and administrative	4,765	4,718	14,217	13,398
Research and development	6,294	6,105	20,386	22,007
Total operating expenses	17,338	16,198	52,594	51,369
Loss from operations	(10,288)	(10,568)	(33,108)	(37,160)
Other income (expense):
Interest income	126	188	438	577
Interest expense	(1,527)	(661)	(4,331)	(2,246)
Other income (expense)	(19)	53	(34)	(49)
Total other income (expense)	(1,420)	(420)	(3,927)	(1,718)
Loss before provision for income taxes	(11,708)	(10,988)	(37,035)	(38,878)
Income tax (benefit) expense	(33)	5	28	59
Net loss	$(11,675)	$(10,993)	$(37,063)	$(38,937)
Net loss per share, basic and diluted	$(0.20)	$(0.20)	$(0.65)	$(0.70)
Weighted average number of shares outstanding, basic and diluted	57,718	55,847	57,161	55,535

Other comprehensive loss:
Net loss	$(11,675)	$(10,993)	$(37,063)	$(38,937)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(46)	(51)	(37)	(31)
Net unrealized gains on marketable securities, net of tax	—	4	8	27
Total other comprehensive income	(46)	(47)	(29)	(4)
Total comprehensive loss	$(11,721)	$(11,040)	$(37,092)	$(38,941)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(37,063)	$(38,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,393	5,281
Net accretion of premiums/discounts on investments	(134)	(110)
Amortization of deferred debt issuance costs	1,266	725
Stock-based compensation	8,840	8,895
Provision for bad debt	93	24
Non-cash inventory adjustments	1,653	1,061
Other non-cash adjustments	175	(62)
Changes in operating assets and liabilities:
Accounts receivable	993	797
Inventories	(5,471)	(3,847)
Prepaid expenses and other assets	(857)	384
Accounts payable	345	(3,408)
Accrued compensation	(406)	1,053
Other current and non-current liabilities	(398)	(756)
Net cash used in operating activities	(25,571)	(28,900)
Investing activities:
Purchases of property and equipment	(1,193)	(1,060)
Purchases of marketable securities	(26,735)	(28,785)
Maturities of marketable securities	26,880	56,500
Net cash (used in) provided by investing activities	(1,048)	26,655
Financing activities:
Proceeds from issuance of common stock, net of offering costs	2,837	535
Principal repayment of borrowings	(35,070)	(68)
Proceeds from borrowings	50,000	—
Payments associated with debt issuance	(3,588)	(20)
Proceeds from stock option exercises	432	22
Net cash provided by financing activities	14,611	469
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	30	27
Net decrease in cash, cash equivalents, and restricted cash	(11,978)	(1,749)
Cash, cash equivalents, and restricted cash at beginning of year	37,044	27,512
Cash, cash equivalents, and restricted cash at end of period	$25,066	$25,763
Non-cash investing and financing activities:
Transfer of systems to property and equipment from inventory	$1,492	$2,477
Property and equipment included in accounts payable	$147	$746
Supplemental cash flow information:
Cash paid for income taxes, net	$85	$133
Cash paid for interest	$2,890	$1,517

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—June 30, 2019	57,430	6	506,949	97	(492,271)	14,781
Stock-based compensation expense	—	—	3,129	—	—	3,129
Restricted stock awards issued, net of cancellations	219	—	—	—	—	—
Shares issued under stock-based compensation plans	3	—	—	—	—	—
Net loss	—	—	—	—	(11,675)	(11,675)
Issuance of common stock, net of offering costs	392	—	2,373	—	—	2,373
Foreign currency translation adjustments	—	—	—	(46)	—	(46)
Balance—September 30, 2019	58,044	$6	$512,451	$51	$(503,946)	$8,562

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—June 30, 2018	55,753	6	493,921	51	(444,329)	49,649
Stock-based compensation expense	—	—	3,096	—	—	3,096
Restricted stock awards issued, net of cancellations	202	—	—	—	—	—
Shares issued under stock-based compensation plans	—	—	1	—	—	1
Net loss	—	—	—	—	(10,993)	(10,993)
Foreign currency translation adjustments	—	—	—	(51)	—	(51)
Unrealized gain on marketable securities	—	—	—	4	—	4
Balance—September 30, 2018	55,955	$6	$497,018	$4	$(455,322)	$41,706

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2018	56,240	6	500,344	80	(466,883)	33,547
Stock-based compensation expense	—	—	8,840	—	—	8,840
Issuance of employee stock purchase plan shares	105	—	464	—	—	464
Restricted stock awards issued, net of cancellations	1,233	—	—	—	—	—
Shares issued under stock-based compensation plans	74	—	430	—	—	430
Net loss	—	—	—	—	(37,063)	(37,063)
Issuance of common stock, net of offering costs	392	—	2,373	—	—	2,373
Foreign currency translation adjustments	—	—	—	(37)	—	(37)
Unrealized gain on marketable securities	—	—	—	8	—	8
Balance—September 30, 2019	58,044	$6	$512,451	$51	$(503,946)	$8,562

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2017	55,066	6	487,525	8	(416,385)	71,154
Stock-based compensation expense	—	—	8,895	—	—	8,895
Issuance of employee stock purchase plan shares	134	—	535	—	—	535
Restricted stock awards issued, net of cancellations	750	—	—	—	—	—
Shares issued under stock-based compensation plans	5	—	23	—	—	23
Net loss	—	—	—	—	(38,937)	(38,937)
Reimbursement of offering costs	—	—	40	—	—	40
Foreign currency translation adjustments	—	—	—	(31)	—	(31)
Unrealized gain on marketable securities	—	—	—	27	—	27
Balance—September 30, 2018	55,955	$6	$497,018	$4	$(455,322)	$41,706

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

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $503,946,000 as of September 30, 2019. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of September 30, 2019, the Company had available cash, cash equivalents, and marketable securities of $33,187,000 and working capital of $36,632,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

In June 2019, the Company changed its estimate of the forfeiture rate used to determine stock-based compensation expense based upon recent employment history. The change in forfeiture rate resulted in an additional $174,000 in stock-based compensation expense.

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

In June 2018, the FASB issued Accounting Standards Update, or ASU, 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted this new standard in the second quarter of 2018 and determined its application did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for recognizing credit losses on financial instruments. The new standard requires entities to measure financial instruments at their amortized cost basis net of an allowance for credit losses. The allowance for credit losses must reflect an entity's current estimate of all expected credit losses. The new guidance also requires entities to present credit losses on debt securities accounted for under the available-for-sale method as an allowance rather than a write down. The new guidance must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period presented and is effective for fiscal years beginning after December 15, 2019. The Company is in the process of evaluating the impact of this standard on its unaudited consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use, or ROU, assets for all leases with lease terms of greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and is effective for annual periods beginning after December 15, 2018. The Company adopted the new standard in the first quarter of 2019 using the package of transition practical expedients. The Company recognized non-current ROU assets of $5,097,000 and current and non-current lease liabilities of $1,780,000 and $6,832,000, respectively, upon adoption. Deferred rent is now presented as an offset to the Company's non-current operating lease ROU assets. The new lease standard did not have a material impact on the Company's unaudited condensed consolidated statements of operations, cash flows, or stockholders' equity.

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

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general, and administrative expenses when incurred or amortized over the estimated contract term when resulting from new contract acquisition efforts.

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

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue Source:
ePlex product revenue	$13,365	$6,743	$41,051	$25,757
XT-8 product revenue	7,457	8,970	19,362	25,399
Total product revenue	20,822	15,713	60,413	51,156
License and other revenue	96	82	412	225
Total revenue	$20,918	$15,795	$60,825	$51,381

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and was $758,000 as of both September 30, 2019 and December 31, 2018, which represented an amount held as security for the Company’s letter of credit with Banc of California.

The following table shows a reconciliation of the Company's cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents, and restricted cash in the Unaudited Condensed Consolidated Statement of Cash Flows as of September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	24,308	25,005
Restricted cash	758	758
Total cash, cash equivalents, and restricted cash	25,066	25,763

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

Intangible Assets
Intangible assets consist of licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally ten years. Amortization of licenses typically begins upon the Company obtaining access to the licensed technology and is recorded in cost of revenues for licenses supporting commercialized products. The amortization of licenses to technology supporting products in development is recorded in research and development expenses.

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

The calculations of diluted net loss per share for each of the nine months ended September 30, 2019 and 2018 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options outstanding to purchase common stock	2,052	2,445	2,052	2,445
Other unvested equity awards	3,635	3,466	3,635	3,466
Total	5,687	5,911	5,687	5,911

3. Stock-Based Compensation

Equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under the Company's 2010 Equity Incentive Plan, as amended, or the 2010 Plan, in connection with the hiring or retention of personnel and are subject to certain conditions. The Company recognizes stock-based compensation expense related to stock options, restricted stock units, and market-based stock units granted to employees, directors and non-employee advisors in exchange for services under the 2010 Plan, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function. During the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $8,840,000 and $8,895,000, respectively. The Company recognized stock-based compensation expense of $3,129,000 and $3,096,000, respectively, during the three months ended September 30, 2019 and 2018.

Stock Options
The fair value of stock options granted is derived from the Black-Scholes Option Pricing Model, which uses several judgment-based variables to calculate the expense. The inputs include the expected term of the stock option, the expected volatility, and other factors.

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

The Company's stock option activity for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,439,914	$9.57
Granted	—	$—
Exercised	(114,883)	$5.99
Cancelled	(273,414)	$11.56
Outstanding at September 30, 2019	2,051,617	$9.51
Vested and expected to vest at September 30, 2019	2,051,617	$9.51
Exercisable at September 30, 2019	2,051,617	$9.51

Options that were exercisable as of September 30, 2019 had a remaining weighted average contractual term of 3.50 years, and an aggregate intrinsic value of $759,000. As of September 30, 2019, there were 2,051,617 stock options outstanding, which had a remaining weighted average contractual term of 3.50 years and an aggregate intrinsic value of $759,000. No stock options were granted during the nine months ended September 30, 2019.

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

The Company’s restricted stock unit activity for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	2,665,708	$6.12
Granted	1,564,623	$6.73
Vested	(1,087,440)	$6.02
Cancelled	(268,332)	$6.72
Unvested at September 30, 2019	2,874,559	$6.43

As of September 30, 2019, there was $14,125,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.62 years. The total fair value of restricted stock units that vested during the nine months ended September 30, 2019 and 2018 was $7,479,000 and $4,392,000, respectively.

Market-Based Stock Units
The Company granted market-based stock units in each of February 2019, 2018, and 2017, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock pursuant to market-based stock units depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of September 30, 2019, there was $2,685,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 1.65 years.

The Company’s market-based stock unit activity for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	328,739	$10.03
Granted	460,000	$10.22
Cancelled	(28,334)	$9.39
Unvested at September 30, 2019	760,405	$10.16

The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market conditions based on simulated future stock prices, with the following assumptions for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2019, there were 835,818 shares of common stock available for issuance under the ESPP.  The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during each of the nine months ended September 30, 2019 and 2018.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$248	$230	$700	$637
Sales and marketing	801	719	2,212	2,059
Research and development	436	605	1,308	1,890
General and administrative	1,644	1,542	4,620	4,309
Total stock-based compensation expense	$3,129	$3,096	$8,840	$8,895

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for either of the nine months ended September 30, 2019 and 2018.

4. Stockholders' Equity

On August 5, 2019, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $35 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company is not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the three and nine months ended September 30, 2019, the Company sold 392,247 shares of common stock under the Equity Distribution Agreement at a weighted average price per share of $6.58 resulting in aggregate gross proceeds of $2.6 million. The Company incurred $207,000 in related transaction costs, comprising commissions paid to Canaccord of $77,000, as well as $130,000 in additional miscellaneous expenses.

5. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of September 30, 2019 and December 31, 2018 (in thousands):

Inventory

	September 30, 2019	December 31, 2018
Raw materials	$3,678	$2,449
Work-in-process	5,102	3,349
Finished goods	3,790	4,446
Total inventories	$12,570	$10,244

Property and Equipment, Net

	September 30, 2019	December 31, 2018
Property and equipment — at cost:
Machinery and laboratory equipment	$15,414	$15,206
Instruments	16,025	15,089
Office equipment	2,141	2,114
Leasehold improvements	11,259	10,648
Total property and equipment — at cost	44,839	43,057
Less: accumulated depreciation	(25,976)	(21,987)
Property and equipment, net	$18,863	$21,070

Accrued Warranty
The following table shows changes in the Company's accrued warranties for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning accrued warranty balance	$226	$439	$330	$470
Warranty expenses incurred	(342)	(148)	(1,054)	(1,222)
Provisions	319	84	927	1,127
Ending accrued warranty balance	$203	$375	$203	$375

6. Intangible Assets, net

Intangible assets as of each of September 30, 2019 and December 31, 2018 comprised the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(3,170)	$1,580	$4,750	$(2,727)	$2,023

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

Intellectual property licenses have a weighted average remaining amortization period of 2.68 years as of September 30, 2019. Amortization expense for these licenses was $147,000 and $156,000 for the three months ended September 30, 2019 and 2018, respectively, and was $443,000 and $453,000 during the nine months ended September 30, 2019 and 2018, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2019	$150
2020	593
2021	593
2022	244
Total	$1,580

7. Marketable Securities

The following table summarizes the Company’s marketable securities as of each of September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$7,078	$3	$—	$7,081
U.S. government and agency securities	1,000	—	—	1,000
Commercial paper	798	—	—	798
Total	$8,876	$3	$—	$8,879

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,393	$—	$(4)	$6,389
Commercial paper	2,493	—	—	2,493
Total	$8,886	$—	$(4)	$8,882
All of the Company's marketable securities have a maturity of one year or less.

8. Fair Value of Financial Instruments

The carrying amounts of financial instruments, such as cash equivalents, restricted cash, accounts receivable, and accounts payable approximate the related fair values due to the short-term maturities of these instruments.

The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value:

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$2,719	$—	$—	$2,719
Commercial paper	—	1,596	—	1,596
Marketable securities
Corporate notes and bonds	—	7,081	—	7,081
U.S. government and agency securities	—	1,000	—	1,000
Commercial paper	—	798	—	798
Total	$2,719	$10,475	$—	$13,194

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$8,953	$—	$—	$8,953
Marketable securities
Corporate notes and bonds	—	6,389	—	6,389
U.S. government and agency securities	—	2,493	—	2,493
Total	$8,953	$8,882	$—	$17,835

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

9. Long-term debt

As of September 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term Loans
Term Loan A - 6.9% interest	$—	$7,619
Term Loan B - 6.9% interest	—	7,619
Term Loan C - 7.4% interest	—	12,000
Term Loan D - 8.8% interest	—	663
Term Loan E - 8.8% interest	—	7,098
Term Loan - 8.4% interest	50,000	—
Final fee obligation	2,975	3,288
Unamortized issuance costs	(4,255)	(2,245)
Total debt, net	48,720	36,042
Current portion of long-term debt	—	—
Long-term debt	$48,720	$36,042

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

Under the New LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the New LSA. As of September 30, 2019, the Company was in compliance with all covenants under the LSA.

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

Debt Issuance Costs
As of September 30, 2019 and December 31, 2018, the Company had $4,255,000 and $2,245,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $450,000 and $142,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,266,000 and $725,000 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of September 30, 2019.

10. Leases

The Company has operating and finance lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $474,000 and $485,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,483,000 and $1,355,000 for the nine months ended September 30, 2019 and 2018.

Pursuant to the adoption of the new lease standard, the Company reported noncurrent operating lease ROU assets of $4,766,000, and current and noncurrent operating lease liabilities of $1,828,000 and $6,071,000, respectively, as of September 30, 2019. The Company reported current and noncurrent deferred rent under the existing lease standard of $520,000 and $2,996,000, respectively, at December 31, 2018. The Company's operating lease liabilities were measured at a weighted average discount rate of 11.2% and have a weighted average remaining term of 5.22 years.

As of September 30, 2019, the future minimum lease payments required under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2019	$504
2020	1,997
2021	2,015
2022	2,077
2023	1,939
Thereafter	2,084
Total	10,616
Less: imputed interest	(2,717)
Total operating lease liabilities	$7,899

11. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

As of September 30, 2019, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax (benefit) expense of $(33,000) and $5,000 for the three months ended September 30, 2019 and 2018, respectively, and $28,000 and $59,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2019 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2019 and 2018 were approximately $37,063,000 and $38,937,000, respectively. As of September 30, 2019, we had an accumulated deficit of $503,946,000. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to expand our product offerings, as well as to increase our manufacturing capabilities and commercial organization.

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

Research and Development Expenses
Research and development expenses primarily include costs associated with the development and expansion of our ePlex instrument's diagnostic test menu. These expenses also include certain clinical study expenses incurred in preparation for FDA clearance for these products, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consist of salaries, benefits, stock-based compensation, outside design and consulting services, laboratory supplies, costs of consumables and materials used in product development, and clinical studies and facility costs. We expense all research and development expenses in the periods in which they are incurred.

General and Administrative Expenses
Our general and administrative expenses include costs associated with our executive, accounting and finance, compliance, information technology, legal, facilities, human resources, administrative, and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultant costs, insurance premiums, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

Foreign Exchange Gains and Losses
Transactions in currencies other than our functional currency, the U.S. Dollar, are translated at the prevailing rates on the dates of the applicable transaction. Foreign exchange gains and losses arise from differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated.

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

Results of Operations — Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Revenue	$20,918	$15,795	$5,123	32%	$60,825	$51,381	$9,444	18%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $5.1 million or 32%, during the three months ended September 30, 2019 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue which features a higher selling price due to the additional technology and features of its sample-to-answer capabilities. For the three months ended September 30, 2019, ePlex product revenue increased by $6.6 million or 98%, to $13.4 million due to new customers adopting the ePlex system for respiratory and blood stream infection testing. ePlex product revenue represented approximately 64% of total product revenue during the three months ended September 30, 2019. XT-8 revenue decreased by $1.5 million over the prior year period, or 17%, to $7.5 million during the three months ended September 30, 2019, primarily due to XT-8 customers that converted in 2018 to our ePlex system for respiratory testing.

Revenue increased by $9.4 million or 18% during the nine months ended September 30, 2019 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the nine months ended September 30, 2019, ePlex product revenue increased by $15.3 million or 59%, to $41.1 million due to new customers adopting the ePlex system for respiratory and blood stream infection testing. ePlex product revenue represented approximately 68% of total product revenue during the nine months ended September 30, 2019. XT-8 revenue decreased by $6 million over the prior year period, or 24%, to $19.4 million during the nine months ended September 30, 2019, primarily due to customers converting to our ePlex system for respiratory testing.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Cost of revenue	$13,868	$10,165	$3,703	36%	$41,339	$37,172	$4,167	11%
Gross profit	$7,050	$5,630	$1,420	25%	$19,486	$14,209	$5,277	37%

The increase in cost of revenue for the three months ended September 30, 2019, compared to the same period of the prior year is a result of the growth in ePlex product revenue, which increased by 98% versus the same period of the prior year and represented 64% of total revenue for the current period. The ePlex system carries a higher cost profile due to its enhanced technology and features as compared to XT-8. Standard product costs increased by $3.7 million when comparing the three months ended September 30, 2019 to the same period of the prior year. Cost of revenue also increased by $507 thousand due to increased inventory reserves expense, $319 thousand from increased freight and royalty expense, and $290 thousand in warranty and customer product and technical support expense resulting from higher product revenue. The increase in cost of sales was partially offset by a decrease of $1.2 million in the current period from overhead cost absorption and the realization of manufacturing efficiencies.

The increase in cost of revenue for the nine months ended September 30, 2019, compared to the same period of the prior year is a result of the growth in ePlex product revenue, which increased by 59% versus the same period of the prior year and represented 67% of total revenue for the current period. Standard product costs increased by $7.3 million when comparing the nine months ended September 30, 2019 to the same period of the prior year. Cost of revenue also increased by $687 thousand in the current period due to increased freight and royalties expense and $553 thousand in inventory reserves expense. The increase in cost of revenue was partially offset by decreases of $3.5 million from overhead cost absorption and the realization of manufacturing efficiencies and $1.1 million in reduced warranty costs and customer and product technical support expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Sales and marketing	$6,279	$5,375	$904	17%	$17,991	$15,964	$2,027	13%

The increase in sales and marketing expense for the three months ended September 30, 2019, when compared to the same period of the prior year, was primarily driven by increases of $588 thousand in personnel costs and $452 thousand in evaluation kits expense resulting from new ePlex system evaluations.

The increase in sales and marketing expense for the nine months ended September 30, 2019, when compared to the same period of the prior year, was primarily driven by an increase of $1.2 million in personnel costs and $745 thousand in evaluation kits expense resulting from new ePlex system evaluations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
General and administrative	$4,765	$4,718	$47	1%	$14,217	$13,398	$819	6%

The increase in general and administrative expense for the three months ended September 30, 2019, compared to the same period of the prior year, was primarily driven by an increase of $136 thousand in personnel costs, which was partially offset by a decrease of $102 thousand in administrative costs.

The increase in general and administrative expense for the nine months ended September 30, 2019, compared to the same period of the prior year, was primarily driven by increases of $576 thousand in personnel costs, $321 thousand in higher facilities and information technology expenses, and $310 thousand in legal expenses. The increase was partially offset by a decrease of $213 thousand in professional services expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Research and development	$6,294	$6,105	$189	3%	$20,386	$22,007	$(1,621)	(7)%

The increase in research and development expense for the three months ended September 30, 2019, compared to the same period of the prior year, was primarily driven by an increase of $851 thousand in prototype materials used by our assay development teams. The increase in research and development expense was partially offset by decreases of $419 thousand in clinical study expense based upon the timing of the completed ePlex BCID clinical studies and $112 thousand in professional services expense.

The decrease in research and development expense for the nine months ended September 30, 2019, compared to the same period of the prior year, was primarily driven by a decrease of $1.4 million in clinical study expense based upon the timing of the completed ePlex BCID clinical studies and a decrease of $769 thousand in prototype materials used by our assay development teams. The decrease in research and development expense was partially offset by a $669 thousand increase in personnel costs resulting from more technical resources focused on the development of future technologies.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Other income (expense)	$(1,420)	$(420)	$(1,000)	238%	$(3,927)	$(1,718)	$(2,209)	129%

Other income (expense) represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other income (expense) for the three and nine months ended September 30, 2019, compared to the same periods of the prior year, were primarily due to higher interest expense attributable to additional borrowings from our new loan and security agreement.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(dollars in thousands)
Income tax (benefit) expense	$(33)	$5	$(38)	(760)%	$28	$59	$(31)	(53)%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2019, we had $36,632,000 of working capital, including $33,187,000 in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	September 30,
Nine months ended (in thousands):	2019	2018
Net cash used in operating activities	$(25,571)	$(28,900)
Net cash (used in) provided by investing activities	(1,048)	26,655
Net cash provided by financing activities	14,611	469
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	30	27
Net decrease in cash, cash equivalents, and restricted cash	$(11,978)	$(1,749)
Cash used in operating activities
Net cash used in operating activities decreased $3.3 million for the nine months ended September 30, 2019 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to a decrease of $1.9 million in net loss and a $1.5 million increase in non-cash adjustments.

Cash (used in) provided by investing activities
Net cash used in investing activities increased by $27.7 million for the nine months ended September 30, 2019, compared to the same period of the prior year, primarily due to a decrease in the net proceeds from purchases, maturities, and sales of marketable securities of $27.6 million and an increase in purchases of property and equipment of $133 thousand.

Cash provided by financing activities
Net cash provided by financing activities increased by $14.1 million for the nine months ended September 30, 2019, compared to the same period of the prior year, primarily due to an increases in proceeds from net borrowings of $11.4 million, proceeds from the issuance of common stock (net of issuance costs) of $2.3 million, and proceeds from stock option exercises of $410 thousand.

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
• changes in demand from our customers;
• the level of cost of revenues and their impact to our gross margin;
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

Loan and Security Agreement
On February 1, 2019, or the Effective Date, we entered into a Loan and Security Agreement, or the New LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the New LSA, the Lenders are providing us with up to $65 million in a series of term loans, of which $50 million was funded on the Effective Date. We may borrow an additional $15 million at our option, but no later than December 31, 2019, provided that we achieve a designated amount of product revenues on a trailing six-month basis. As of September 30, 2019, we have borrowed $50 million under the terms of the New LSA.

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

Equity Distribution Agreement
On August 5, 2019, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $35 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We are not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the three and nine months ended September 30, 2019, we sold 392,247 shares of common stock under the Equity Distribution Agreement at a weighted average price per share of $6.58 resulting in aggregate gross proceeds of $2.6 million. We incurred $207 thousand in related transaction costs, comprising commissions paid to Canaccord of $77 thousand, as well as $130 thousand in additional miscellaneous expenses.

Letter of Credit
In September 2012, we provided a $758 thousand letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758 thousand of restricted cash at September 30, 2019.

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

Contractual Obligations
As of September 30, 2019, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. We have provided a $758 thousand standby letter of credit to our landlord as security for future rent in connection the lease of our executive office facility in Carlsbad, California, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2019, there have been no material changes in our market risks described at December 31, 2018.

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

Interest Rate Risk
As of September 30, 2019, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

•
companies developing and marketing other technologies that can be used for identification of infectious agents, for example, Matrix Assisted Laser Desorption/Ionization Time of Flight (MALDI-TOF) Mass Spectrometry, including: Bruker, Becton Dickinson, bioMerieux, and Shimadzu;

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

We have obtained CE Mark for our ePlex Instrument and the following ePlex assays: the ePlex Respiratory Pathogen (RP) Panel, the ePlex Blood Culture Identification Gram-Positive (BCID-GP) Panel, the ePlex Blood Culture Identification Gram-Negative (BCID-GN) Panel, and the ePlex Blood Culture Identification Fungal Pathogen (BCID-FP) Panel. We are commercializing our ePlex system internationally via a network of distribution partners, which is augmented by a limited set of direct sales and technical support personnel based in Europe. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to identify new distribution partners, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, the distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If our distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed. We also must comply with applicable foreign regulatory agency post-market requirements, including routine Notified Body conformity assessments to quality system standards (e.g. ISO13485). Any failure to maintain post-market compliance with foreign regulatory requirements could harm our business, operations, and/or financial condition.

If our customers are not adequately reimbursed or compensated for the use of our products, we may have difficulty selling our products.*

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations, and other organizations. There are ongoing efforts by governmental and third party payors to contain or reduce the costs of healthcare coverage. For example, a number of Medicare Administrative Contractors (MACs) recently issued final local coverage determinations limiting or eliminating Medicare coverage for the use of certain multiplex molecular respiratory tests such as our ePlex RP Panel and XT-8 Respiratory Viral Panel (RVP) in an outpatient setting. As a result, this determination may negatively impact the use of our and certain of our competitors’ multiplex respiratory tests within the geographic regions covered by these MACs. In addition, if other MACs and private payors take a similar approach, this potential negative impact could affect the available market for our ePlex RP Panel and XT-8 RVP Panel in additional geographic regions and patient populations. Furthermore, if our competitors are able to obtain product-specific reimbursement levels higher than those for our similarly situated products, or if the scope of coverage applicable to our competitors’ products exceeds the scope of coverage applicable to our products, the overall demand for our products or the prices at which we are able to sell our products may be negatively impacted.

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

Finding solutions to product quality, reliability, variability, and raw material sourcing issues is time consuming and expensive, and we may incur significant additional costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, scrapped material, manufacturing delays or inefficiencies, and warranty and service obligations. In addition, we are implementing a number of measures to reduce the cost of manufacturing our ePlex products. If these efforts are unsuccessful, or if these efforts prove less successful than we anticipate or do not deliver the results within the timeframes we expect, we may not achieve our profitability targets in a timely manner, or at all.

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

Until such time, if ever, as we can generate positive cash flows from operations, we will be required to finance our operations with our cash resources and amounts made available under our new credit facility and the Distribution Agreement. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed, on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies, or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On October 31, 2019, we and the Lenders entered into a first amendment to the New LSA, which provides that we may borrow the additional $15 million currently available under the New LSA at our option, but no later than December 20, 2019, provided that we achieve a designated amount of product revenues for the period beginning on June 1, 2019 and ending on November 30, 2019.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 2, 2018).
10.1	The GenMark Diagnostics, Inc. Executive Severance Plan.*
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	November 6, 2019	By:	/s/ HANY MASSARANY
Hany Massarany
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	By:	/s/ JOHNNY EK
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)