Form 10-K
period 2019-12-31
GenMark Diagnostics, Inc.
filed 2020-03-02
CIK 1487371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-34753
 ____________________________________________
GenMark Diagnostics, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	27-2053069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5964 La Place Court Carlsbad, California	92008-8829
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 760-448-4300

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, par value $0.0001 per share	GNMK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
 ____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2019, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $348,230,000 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $6.49 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s common stock on February 27, 2020 was 60,775,873. The common stock is listed on the NASDAQ Global Market (trading symbol “GNMK”).
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

Trademarks and Trade Names

GenMark®, eSensor®, XT-8®, ePlex® and our other logos and trademarks are the property of GenMark Diagnostics, Inc. or its subsidiaries. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress, or products in this Annual Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

Use of External Estimates

This Annual Report includes market share, industry data, and forecasts that we obtained from industry publications and surveys. Industry publications, surveys, and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry and market data presented herein, the data involve risks and uncertainties and are subject to change based on various factors.

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

In June 2017, we received 510(k) market clearance from the United States Food and Drug Administration (FDA) for both our ePlex instrument and ePlex Respiratory Pathogen (RP) Panel. We have also received 510(k) market clearance from the FDA for our ePlex Blood Culture Identification Gram-Positive (BCID-GP) Panel, Blood Culture Identification Fungal Pathogen (BCID-FP) Panel, and Blood Culture Identification Gram-Negative (BCID-GN) Panel. We are developing our ePlex Gastrointestinal Pathogen (GI) Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional molecular panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the fiscal years ended December 31, 2019, 2018, and 2017 were approximately $47.4 million, $50.5 million, and $61.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $514.2 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test panel menu for our ePlex instrument, as well as to further increase our manufacturing capabilities and commercial organization.

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

•
Expand our Menu of Clinical Diagnostic Products. We intend to develop a broad menu of molecular diagnostic tests for our ePlex instrument that we believe will satisfy important medical needs and present attractive commercial opportunities. We are developing our ePlex GI Panel for the detection of pathogens associated with gastrointestinal infections. In addition, we are actively evaluating the development of additional panels that we believe will meet important, unmet clinical needs.

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

•
Increase Test Utilization. We intend to increase the use of our diagnostic tests by developing and offering tools and support tailored to our products, such as education programs and seminars, product training for our customers, and advanced software features. Additionally, we plan to invest in research studies that establish the clinical, health, and economic utility of multiplex molecular diagnostic panels, which we believe will increase the adoption of our products.

•
Develop Partnerships with Relevant Third Parties. We plan to establish partnerships with other stakeholders in the diagnostic industry to expand our commercial, operations, and research and development capabilities. We anticipate that these partnerships will increase awareness of our ePlex system as well as bring additional value to our customers, helping us secure and grow our business.

•
Support Our Existing XT-8 Business. We currently offer our XT-8 instrument in the U.S. market and sell numerous diagnostic and research panels and custom manufactured reagents for use on our XT-8 system. We expect our XT-8 system to remain an important piece of our overall business for the foreseeable future and we intend to continue supporting this product line in the field with application support, customer education, and training.

Revenues, net loss, and total assets for the past three years are contained in our consolidated financial statements in Part II of this Annual Report.

Our Technology

Our eSensor Technology

Our proprietary eSensor technology is based on the principles of deoxyribonucleic acid (DNA) hybridization and electrochemical detection. DNA naturally forms a double-stranded structure, with each strand binding with high affinity, or hybridizing, only to a complementary strand. Our technology takes advantage of this highly specific binding by first creating two types of single-stranded DNA, the capture probe and the signal probe. The capture probe and signal probe are each complementary to a different segment of the target DNA that is the focus of the particular diagnostic test. Using our technology and processes, we attach our capture probes to a proprietary monolayer on the surface of a gold electrode within our test cartridges. We separately attach ferrocene labels to our signal probes.

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

 Our Instrument Systems

Our ePlex Instrument. Our ePlex instrument is a multiplex, sample-to-answer platform that fully integrates nucleic acid extraction, amplification and detection and has a modular design consisting of an integrated touch screen and up to four analyzers. Each analyzer contains six test cartridge modules into which individual ePlex panel test cartridges are placed. The test cartridge modules operate independently supporting continuous random access of up to 24 independent test cartridges. We also offer a near-patient configuration of our ePlex instrument for lower volume customers, which contains three independent test cartridge modules in a single analyzer. The ePlex instrument software is designed to integrate into the hospital network and communicate with Laboratory Information Systems (LIS) bi-directionally using multiple file formats. As part of its networking capability, ePlex is also capable of providing remote access support, which allows our customer technical support personnel remote access to the ePlex system to troubleshoot and run system checks remotely. The ePlex system also incorporates a series of software features for epidemiology tracking, external control tracking, and the ability to add target-specific comments for each result, which may include local practice or antimicrobial stewardship guidelines. In June 2017, we received 510(k) market clearance from the FDA for both our ePlex instrument and ePlex RP Panel. We have also received 510(k) market clearance from the FDA for our ePlex BCID-GP, BCID-FP, and BCID-GN Panels. In addition, we are developing our ePlex GI Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Sales and Marketing

Our current sales and marketing strategy is to expand our business globally with the commercialization of our ePlex system in the United States, Europe, and certain other geographic regions, while also continuing to support the placement and use of our XT-8 system in the United States. Our products are sold in the United States through a geographically dispersed direct sales and technically specialized service organization, which is supported by a centralized team of product managers and marketing, customer support, and technical support personnel. We primarily utilize third party distributors to sell our ePlex system internationally, which are augmented by a limited set of direct sales and technical support personnel based in Europe.

Our sales representatives typically have experience in molecular diagnostics and a network of laboratory contacts within their respective territories. We utilize our representatives’ knowledge along with market research databases to target and qualify our customers. We execute a variety of sales campaigns and strategies to meet the buying criteria of the different customer segments we serve. To support the growth in our customer base, we continue to make investments in these customer facing organizations.

Our sales cycle typically includes customer evaluations and validations of our products. Upon successful validation, a customer will generally acquire our instrument in one of the following ways:

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

Customers

Our target customers include hospital-based and reference laboratories, as well as research institutions. We believe our ePlex system will expand our current potential user base from approximately 1,000 domestic customers to approximately 12,000 potential customers globally. In 2019, 2018, and 2017, Laboratory Corporation of America, Inc. represented 14%, 16% and 20%, respectively, of our total revenue.

Competition

We primarily face competition in the molecular diagnostic testing markets with testing products and systems developed by public and private companies such as bioMerieux (which acquired Biofire Diagnostics, Inc.), Luminex Corporation (which acquired Nanosphere, Inc.), Danaher Corporation (which acquired Cepheid), Qiagen (which acquired Stat-Dx), Siemens (which acquired Fast Track Diagnostics), T2 BioSystems, Accelerate Diagnostics, Hologic, Inc., Seegene, Mobidiag, Qvella, Curetis, Bosch/Randox, aprimeo diagnostics, Roche Diagnostics, and Abbott Molecular Diagnostics. Our diagnostic tests also face competition with laboratory developed tests (LDTs) developed by national and regional reference laboratories and hospitals. We believe that our testing systems compete largely on the basis of accuracy, reliability, enhanced laboratory workflow, multiplex capability, ease-of-use, turnaround time, customer service and support, patient safety, and return on investment for customers.

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

We believe that our patent portfolio, which includes over 100 owned and exclusively licensed U.S. and foreign patents and approximately 25 pending applications, and other intellectual property rights provide us with extensive protection of our eSensor systems. We continue to pursue the issuance of new patents to protect our ongoing research, development, and commercial activities, in particular with respect to our ePlex system and related consumables. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2039. Our success depends to a significant degree upon our ability to police infringement and continue to develop proprietary products and technologies without infringing the intellectual property rights of others.

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

The two primary types of FDA marketing authorization required applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA. We have obtained 510(k) market clearance from the FDA for the following molecular diagnostic tests for use on our XT-8 system: the Respiratory Viral Panel, the eSensor Warfarin Sensitivity Test, the Cystic Fibrosis Genotyping Test, and the Thrombophilia Risk Test. We have also obtained 510(k) market clearance from the FDA for our ePlex instrument, as well as our ePlex RP, BCID-GP, BCID-GN, and BCID-FP Panels.

Proposed Regulation of Laboratory Developed Tests (LDTs). In October 2014, the FDA promulgated draft guidance which describes a new proposed regulatory framework for LDTs. Based on this proposal, clinical laboratories that develop and use LDTs would be required to comply with specific regulatory requirements (e.g., adverse event reporting, quality system regulation, or QSR, premarket submission, and FDA review) prior to the use of LDTs for clinical diagnostic purposes.

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

Clinical Laboratory Improvement Amendments of 1988. The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and related federal and state regulations, which provide for regulation of laboratory testing. Any customers using our products for clinical use in the United States will be regulated under CLIA, which establishes quality standards for all laboratory testing to ensure the accuracy, reliability, and timeliness of patient test results regardless of where the test was performed. In particular, these regulations mandate that clinical laboratories must be certified by the federal government or a federally approved accreditation agency, or must be located in a state that has been deemed exempt from CLIA requirements because the state has in effect laws that provide for requirements equal to or more stringent than CLIA requirements. Moreover, these laboratories must meet quality assurance, quality control, and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the method of testing performed by the laboratory, which range from “waived” to “moderate complexity” to “high complexity.” Our molecular diagnostic tests for use on our XT-8 system are categorized as “high complexity” and our ePlex instrument and ePlex RP, BCID-GP, BCID-GN, and BCID-FP Panels are categorized as “moderate complexity.”

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

Fraud and Abuse Regulations

We are subject to numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute and False Claims Act (FCA), that are intended to reduce waste, fraud, and abuse in the health care industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than health care, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. In addition, many states have enacted or are considering laws that limit arrangements between medical device manufacturers, physicians, and other health care providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must operate our business within the requirements of these laws and, if we were accused of violating them, we could be forced to expend significant resources on investigation, remediation, and monetary penalties.

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

Employees

As of December 31, 2019, we had 437 employees, of which: 87 employees were involved in research and development; 250 were involved in operations, manufacturing, and quality assurance; 66 were involved in sales and marketing; and 34 were involved in general and administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. None of our employees are covered by a collective bargaining agreement.

Business Seasonality

We have historically experienced higher net sales in the first and fourth quarters of the year compared to the second and third quarters of the year due in part to the typical seasonality of influenza outbreaks in the Northern hemisphere. However, historical seasonal patterns should not be considered reliable indicators of our future net sales or financial performance.

Corporate and Available Information

Our corporate office is located at 5964 La Place Court, Carlsbad, California. We also lease additional manufacturing space near our corporate office in Carlsbad, California.

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

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful commercialization of our ePlex system at the levels we project. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, testing capacity and flexibility, among other attributes. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•	Our ability to consistently manufacture highly complex products that deliver valid and accurate results at the level required for large-scale market adoption;

•	product reliability;

•	overall market acceptance;

•	our ability to offer a broad and clinically relevant test menu at a competitive price;

•	our ability to overcome technical limitations in connection with the development of new products;

•	our ability to effectively sell our products into integrated delivery networks and group purchasing organizations;

•	adequate reimbursement for our products; and

•	the development of clinical utility and health economic evidence to support adoption of our products.

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

Professional societies, government agencies, practice management groups, private health/science foundations and organizations involved in healthcare issues may publish guidelines, recommendations, or studies for the healthcare and patient communities. Recommendations of government agencies or these other organizations may relate to such matters as cost-effectiveness and use of related products. Organizations like these have in the past made recommendations about our competitors’ products, such as the need for less frequent screening tests, which could result in reduced product sales. Moreover, the perception by the investment community or stockholders that recommendations, guidelines, or studies will result in decreased use of our products could adversely affect the prevailing market price for our common stock.

We face intense competition from established and new companies in the molecular diagnostics field and expect to face increased competition in the future.

The markets for our technologies and products are highly competitive and we expect the competitive intensity to increase. We compete with companies engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. Categories of our competitors include:

•
companies developing and marketing multiplex molecular diagnostics systems, including: Luminex (which acquired Nanosphere, Inc.); bioMerieux (which acquired BioFire Diagnostics, Inc.); Abbott Molecular Diagnostics; Qiagen NV (which acquired Stat-Dx); Siemens (which acquired Fast Track Diagnostics); T2 BioSystems; Accelerate Diagnostics; Hologic, Inc.; Seegene; and Danaher Corporation (which acquired Cepheid);

•
large hospital-based laboratories and reference laboratories who provide large-scale testing using their own proprietary testing methods, including Quest Diagnostics Incorporated and Laboratory Corporation of America; and

•	companies that manufacture laboratory-based tests and analyzers, including: Danaher; Siemens; Hologic, Inc.; Qiagen; bioMérieux; Roche Diagnostics; and Abbott Molecular Diagnostics.

Our diagnostic test panels also face competition from LDTs developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical studies and FDA review and clearance or approval that may apply to our diagnostic products.

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

We have obtained CE Mark for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel, the ePlex BCID-GP Panel, the ePlex BCID-GN Panel, and the ePlex BCID-FP Panel. We are commercializing our ePlex system internationally via a network of distribution partners, which is augmented by a limited set of direct sales and technical support personnel based in Europe. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to identify new distribution partners, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, the distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If our distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed. We also must comply with applicable foreign regulatory agency post-market requirements, including routine Notified Body conformity assessments to quality system standards (e.g. ISO 13485). Any failure to maintain post-market compliance with foreign regulatory requirements could harm our business, operations, and/or financial condition.

If our customers are not adequately reimbursed or compensated for the use of our products, we may have difficulty selling our products.

Our ability to sell our products depends in part on the extent to which reimbursement related to performing tests using our products is available from governmental authorities, such as Medicare and other domestic and foreign governmental programs, private insurance plans, managed care organizations, and other organizations. There are ongoing efforts by governmental and third party-payors to contain or reduce the costs of healthcare coverage. For example, a number of Medicare Administrative Contractors (MACs) recently issued final local coverage determinations limiting or eliminating Medicare coverage for the use of certain multiplex molecular respiratory tests such as our ePlex RP Panel and XT-8 Respiratory Viral Panel (RVP) in an outpatient setting. As a result, this determination may negatively impact the use of our and certain of our competitors’ multiplex respiratory tests within the geographic regions covered by these MACs. In addition, if other MACs and private payors take a similar approach, this potential negative impact could affect the available market for our ePlex RP Panel and XT-8 RVP Panel in additional geographic regions and patient populations. Furthermore, if our competitors are able to obtain product-specific reimbursement levels higher than those for our similarly situated products, or if the scope of coverage applicable to our competitors’ products exceeds the scope of coverage applicable to our products, the overall demand for our products or the prices at which we are able to sell our products may be negatively impacted.

In addition, efforts to reform the healthcare delivery system in the United States and Europe have increased pressure on healthcare providers to reduce costs. For example, implementation of certain provisions of the Protecting Access to Medicare Act (PAMA) in the United States had a negative impact on reimbursement payments from the Centers for Medicare and Medicaid Services (CMS) for our diagnostics test panels paid under the Clinical Laboratory Fee Schedule (CLFS). Under these provisions of PAMA, payments under the CLFS are likely to be reduced annually for the next several years. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, either directly or indirectly, they may forego or reduce their purchase and use of our products or the price we may be able to charge for our products could be reduced.

Obtaining coverage and reimbursement approval for a product from each government or third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each government or third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs. Further, third-party payors may choose to reimburse our customers per test based on individual biomarker detection, rather than on the basis of the number of results given by the test panel. This may result in our customers electing to use separate tests to screen for each disease or condition so that they can receive reimbursement for each test they conduct. In that event, these entities may purchase separate tests for each disease, rather than products, such as ours, that can be used to return highly multiplexed test panel results.

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost effective manner.

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support customer demand or our product development timelines. If we or our key suppliers encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, and/or availability or the quality of subcomponents, equipment, and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all.

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

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with regulatory requirements. Our instrument systems and certain critical components are custom-made by only a few outside suppliers. In certain instances, we and our suppliers have a sole source supply for certain key products, product components, ancillary items, and raw materials used to run our tests. If we are unable to satisfy our forecasted demand from existing suppliers for our products, or we or our suppliers are unable to find alternative suppliers for key product components, ancillary items or raw materials at reasonably comparable prices, it could have a material adverse effect on our financial condition and results of operations. Additionally, although we have entered into supply agreements with most of our suppliers of strategic reagents and parts to help ensure component availability and flexible purchasing terms with respect to the purchase of such components, if our suppliers discontinue production of a key component for one or more of our products, we may be unable to identify or secure a viable, cost-effective alternative on reasonable terms, or at all, which could limit our ability to manufacture our products.

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

Reliance on third-party manufacturers entails risk to which we would not be subject if we manufactured these components ourselves, including:

•	reliance on third parties for regulatory compliance and quality assurance;

•	possible breaches of manufacturing agreements by the third parties because of factors beyond our control;

•	possible regulatory violations or manufacturing problems experienced by our suppliers;

•	possible termination or non-renewal of agreements by third parties, based on their own business priorities, at times that are costly or inconvenient for us;

•	the potential obsolescence and/or inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	the inability to qualify alternate sources without impacting performance claims of our products;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers;

•	the imposition of tariffs on certain product components based on our suppliers' location;

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

We also face the risk of product liability exposure related to the sale of our products. We currently carry product liability insurance that covers us against specific product liability claims. We also carry a separate general liability and umbrella policy that covers us against certain claims but excludes coverage for product liability. Any claim in excess of our insurance coverage, or for which we do not have insurance coverage, would need to be paid out of our cash reserves, which would harm our financial condition. We cannot assure you that we have obtained sufficient insurance or broad enough coverage to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. A product liability claim could significantly harm our business, financial condition, and results of operations.

We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all.

Until such time, if ever, as we can generate positive cash flows from operations, we will be required to finance our operations with our cash resources and amounts made available under our credit facility and pursuant to our ongoing at-the-market (ATM) equity offering. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed, on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in molecular diagnostics companies, or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted. In addition, newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.

Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations and available therapies. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year within the Northern hemisphere. New information or the introduction of advanced treatment options with respect to a particular disease may also affect the rate of related diagnostic testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity, and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict the impact of new therapies on disease prevalence or changes to infectious disease testing recommendations affecting our products. As a result of one or more of these factors, we may not be able to accurately forecast sales from our infectious disease products.

Our revenue, results of operations, and cash flows would suffer upon the loss of a significant customer.

Our largest customer, Laboratory Corporation of America, Inc., accounted for approximately 14% and 16% of our total revenue for the fiscal years ended December 31, 2019 and 2018. The loss of a significant customer or a significant reduction in the amount of product ordered by our significant customers may adversely affect our revenue, results of operations, and cash flows.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the time and resources required to develop, and conduct clinical studies and obtain regulatory clearances for, our diagnostic panels;

•	the expenses we incur to increase our manufacturing capabilities, including expenses to purchase capital equipment and increase our manufacturing capacity and yield;

•	the expenses we incur for research and development required to maintain and improve our technology, including developing new ePlex test menu;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales, and distribution expenses;

•	the expenses we incur in licensing technologies or securing rights to new products from third parties to expand the menu of products and services we plan to offer;

•	our sales strategy and whether the revenues from sales of our test cartridges or systems will be sufficient to offset our expenses;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

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

We obtained 510(k) clearance from the FDA for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel; the ePlex BCID-GP Panel; the ePlex BCID-GN Panel; and the ePlex BCID-FP Panel. We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings, including our ePlex Gastrointestinal Pathogen Panel, which will require clinical studies and subsequent 510(k) clearance or pre-market approval by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of new ePlex molecular diagnostic tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation, or IVDR. Specifically, the IVDR repeals and replaces the IVDD. Unlike the directive, which must be implemented into the national laws of the European Economic Area, or EEA, Member States, the IVD regulation is directly applicable in all EEA Member States and is intended to eliminate current differences in regulation of IVDs among EEA Member States. Under the IVDR, the classification of our molecular diagnostic products are impacted, and will result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.

We must also comply with the applicable FDA and foreign regulatory agency post-market requirements, including routine Notified Body conformity assessments to quality system standards (e.g., ISO 13485). Any failure to maintain post-market compliance with FDA or foreign regulatory requirements could harm our business, operations, and/or financial condition.

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

Our commercial, research, and other financial relationships with healthcare providers and institutions are subject to various federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the knowing offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid, or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. We have implemented procedures designed to ensure our compliance with relevant legal requirements. Nevertheless, if our marketing, sales, or other arrangements, including our reagent rental arrangements, were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts, and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increases the possibility that a healthcare company may run afoul of one or more of the requirements.

We are also subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents, or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition, and results of operations.

Legislative or regulatory healthcare reforms may have a material adverse effect on our business and results of operations.

Federal and state governments in the United States are undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers and third-party payors. In March 2010, Congress enacted the Patient Protection and Affordable Care Act, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes regulatory mandates and other measures designed to constrain medical costs. Among other requirements, the PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. In December 2015, the excise tax was suspended for 2016 and 2017, and, in January 2018, the excise tax was further suspended until 2020. Taxable devices include certain medical devices intended for use by humans, with limited exclusions for retail devices purchased by the general public for individual use. There is no exemption for small companies, and we paid the tax from 2013 through 2015. Recently, Congress and the administration have proposed and taken various steps to revise, repeal, or delay implementation of various aspects of PPACA. If the PPACA is significantly revised, repealed, or if implementation of various aspects are delayed, such modification, repeal, or delay may impact our business, financial condition, results of operations, cash flows, and the trading price of our securities. Complying with PPACA may significantly increase our tax liabilities and costs, which could adversely affect our business and financial condition.

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

Both within and outside the United States, we are impacted by privacy and data security requirements at the international, national, and regional level, and on an industry-specific basis. More privacy and security laws and regulations are being adopted, and more are being enforced, with the potential for significant financial penalties. In the European Union (EU), increasingly stringent data protection and privacy rules have been enacted. The EU General Data Protection Regulation (GDPR) applies uniformly across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules. The State of California has also enacted a consumer privacy law which imposes similar data privacy and security requirements. Our failure to maintain the confidentiality and security of sensitive personal information in accordance with applicable regulatory requirements could subject us to financial penalties and breach of contract claims and could damage our reputation.

Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.

Our commercial success depends on our ability to develop, manufacture, and market our systems and tests and use our proprietary technology without infringing the patents and other proprietary rights of third parties. As the molecular diagnostics industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our products may infringe or may be alleged to infringe these patents.

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

If we are unable to obtain, maintain, and enforce intellectual property protection covering our products, others may be able to make, use, or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success is dependent in part on obtaining, maintaining, and enforcing intellectual property rights, including our patents, key licenses, and other intellectual property rights. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised on a worldwide basis of more than 100 owned and exclusively licensed patents and approximately 25 additional pending patent applications. In general, patents have a term of at least 20 years from the application filing date or earlier claimed priority date. Several of our pending applications have the potential to mature into patents that may expire between 2028 and 2039. However, not all of the pending or future patent applications owned by or licensed to us are guaranteed to mature into patents, and, moreover, issued patents owned by or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

We also rely on trade-secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our licensors, collaborators, and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is difficult, expensive, and time consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants, and other parties to protect our trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us.

We and our suppliers, contract manufacturers, and customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

Our manufacturing processes and facilities and those of some of our contract manufacturers must comply with QSR and certain foreign regulatory requirements, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of our devices. The FDA and other foreign regulatory bodies enforce the QSR and similar foreign regulatory requirements through periodic announced and/or unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.

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

Any of these actions, in combination or alone, could prevent us from marketing, distributing, or selling our products and would likely harm our business.

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

The use of our diagnostic products by our customers is also affected by CLIA and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality assurance, quality control, and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some laboratories from using some or all of our diagnostic products.

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

We have a history of significant net losses and a limited history commercializing our molecular diagnostic products. Our net losses were approximately $47.4 million, $50.5 million and $61.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $514.2 million. We expect to continue to incur significant expenses for the foreseeable future in connection with our ongoing operations, primarily related to expanding our commercial organization (sales and marketing) and manufacturing activities related to our ePlex system, maintaining our existing intellectual property portfolio, obtaining additional intellectual property rights, and investing in corporate infrastructure. We cannot provide any assurance that we will achieve profitability and, even if we achieve profitability, that we will be able to sustain or increase profitability on a quarterly or annual basis. Further, because of our limited commercialization history and the rapidly evolving nature of our target market, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business and financial condition.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, and failure to comply with these laws could harm our business and the price of our common stock.

As a public company listed in the United States, we incur significant legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, the Public Company Accounting Oversight Board (PCAOB), and The NASDAQ Global Market, may increase our legal and financial compliance costs and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we nevertheless fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Economic conditions and an uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.

Global economic conditions may remain challenging and uncertain for the foreseeable future. These conditions may not only limit our access to capital but also make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past. Additionally, these economic conditions and market turbulence may also impact our suppliers, causing them to be unable to supply sufficient quantities of customized components in a timely manner, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

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

Portions of our information technology infrastructure may experience interruptions, delays, or cessations of service or produce errors in connection with ongoing systems implementation work. In particular, we have implemented an enterprise resource planning software system. To more fully realize the potential of this system, we are continually reassessing and upgrading processes and this may be more expensive, time consuming, and resource intensive than planned. Any disruptions that may occur in the operation of this system or any future systems could increase our expenses and adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position, and cash flows and to otherwise operate our business in a secure environment, all of which could adversely affect our financial results, stock price, and reputation.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2019, we had pre-2018 net operating loss, or NOL, carryforwards available of approximately $264.6 million for U.S. federal income tax purposes. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2025. The NOL generated in 2018 and 2019 of $78,190,000 will carry forward indefinitely and be available to offset up to 80% of future taxable income each year.

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

We also had state NOL carryforwards of approximately $249.7 million as of December 31, 2019. We have recorded a full valuation allowance against our net deferred tax assets.

Provisions of our certificate of incorporation, our bylaws, and Delaware law could make an acquisition of our Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our certificate of incorporation and bylaws could discourage, delay, or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

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

Stockholders

The last reported sale price of our common stock on February 27, 2020 as reported on the NASDAQ Global Market was $3.62. As of February 27, 2020, there were 817 holders of record of our common stock.

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

The following selected consolidated financial data relates to GenMark Diagnostics, Inc. and its consolidated subsidiaries. The selected consolidated statement of comprehensive loss data presented below of GenMark Diagnostics, Inc. for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data of GenMark Diagnostics, Inc. as of December 31, 2019 and 2018 have been derived from the audited consolidated financial statements of GenMark Diagnostics, Inc., which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, included elsewhere in this Annual Report. The selected consolidated statement of comprehensive loss data presented for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 have been derived from audited financial statements not included in this Annual Report.

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

FIVE YEAR SELECTED FINANCIAL DATA
	Years ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Comprehensive Loss Data:	(In thousands, except per share data)
Revenue
Product revenue	$87,491	$70,481	$52,260	$48,914	$39,029
License and other revenue	530	278	259	360	382
Total revenue	88,021	70,759	52,519	49,274	39,411
Cost of revenue	59,418	51,278	32,514	19,700	15,317
Gross profit	28,603	19,481	20,005	29,574	24,094
Operating expenses:
Sales and marketing	24,118	21,777	20,557	14,734	14,385
General and administrative	19,159	17,545	16,205	14,363	13,772
Research and development	27,140	27,931	42,760	49,458	37,472
Total operating expenses	70,417	67,253	79,522	78,555	65,629
Loss from operations	(41,814)	(47,772)	(59,517)	(48,981)	(41,535)
Other income (expense):
Interest income	512	711	561	176	125
Interest expense	(5,961)	(3,108)	(3,042)	(1,536)	(880)
Other (expense) income	(23)	(192)	249	(160)	133
Total other expense	(5,472)	(2,589)	(2,232)	(1,520)	(622)
Loss before provision for income taxes	(47,286)	(50,361)	(61,749)	(50,501)	(42,157)
Income tax expense	64	139	101	100	40
Net loss	$(47,350)	$(50,500)	$(61,850)	$(50,601)	$(42,197)
Net loss per share, basic and diluted	$(0.82)	$(0.91)	$(1.21)	$(1.15)	$(1.00)
Weighted average number of shares outstanding basic and diluted	57,603	55,669	51,169	44,100	42,157

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities (1)(2)(3)	$53,460	$45,168	$71,990	$41,566	$45,465
Total assets	111,473	92,981	122,299	80,324	70,667
Long-term liabilities	74,994	39,147	23,399	15,752	11,481
Total liabilities	99,310	59,434	51,142	42,173	22,070
Accumulated deficit	(514,233)	(466,883)	(416,383)	(355,270)	(304,669)
Total stockholders’ equity (1)(2)(3)	12,163	33,547	71,157	38,151	48,597
 _____________________

(1)	In June 2017, we issued approximately 7.3 million shares of common stock at a price of $11.75 per share. We raised approximately $80.7 million in net proceeds.

(2)	In August and September 2016, we issued approximately 3.3 million shares of common stock at an average price of $9.04 per share. We raised approximately $28.9 million in net proceeds.

(3)
During the five months ended December 31, 2019, we issued approximately 2.3 million shares of common stock at an average price of $5.77 per share. We raised approximately $12.5 million in net proceeds.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the years ended December 31, 2019, 2018, and 2017 were approximately $47.4 million, $50.5 million, and $61.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $514.2 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations. We expect to incur increasing expenses over the next several years, principally to further expand our diagnostic test panel menu for our ePlex instrument, as well as to further increase our manufacturing capabilities and commercial organization.

Our Products and Technology
We offer our ePlex sample-to-answer instrument and RP Panel, BCID-GP Panel, BCID-GN Panel, and BCID-FP Panel for sale in the United States and internationally. We are also developing our ePlex GI Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor, and manufacturing overhead costs used in the manufacture of our consumable tests. Cost of revenues also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products, and other costs such as warranty, royalty, and customer and product technical support. Any potential underutilized capacity may result in a high cost of revenues relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenues to increase as we place additional instruments and manufacture and sell additional diagnostic panels; however, over time, we expect our cost per unit to decrease as production volume increases, manufacturing efficiencies are realized, improvements to procurement practices are made, product reliability increases, and other improvements decrease costs.

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

We sell our durable instruments and disposable test cartridges through a direct sales force in the United States and certain international countries and through distributor arrangements in other jurisdictions. Employee sales commissions are recorded as sales and marketing expenses when incurred or amortized over the estimated contract term when resulting from new contract acquisition efforts.

Inventory
We value inventories at the lower of cost or net realizable value on a part-by-part basis and provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover, assumptions about future demand for our products, and market conditions. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, which is generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

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

•
Risk-Free Interest Rate.    The risk-free interest rates used in the models are based on published government rates in effect at the time of grant for periods corresponding with the expected term of the option or award.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies and Significant Accounts" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Results of Operations

Comparison of Years Ended December 31, 2019, 2018 and 2017 (tables in thousands):

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenue	$88,021	$70,759	52,519	$17,262	24%	$18,240	35%

Our revenue primarily consists of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $17.3 million, or 24%, when comparing the years ended December 31, 2019 and 2018, primarily driven by growth in ePlex product revenue which features a higher selling price than our XT-8 system due to the additional technology and features of its sample-to-answer capabilities. For the year ended December 31, 2019, ePlex product revenue increased by $22.4 million, or 59%, to $60.3 million due to new customers adopting the ePlex system for respiratory and blood stream infection testing. ePlex product revenue represented 69% of total product revenue during the year ended December 31, 2019. XT-8 revenue decreased by $5.4 million to $27.2 million during the year ended December 31, 2019, primarily due to XT-8 customers that converted in 2018 to our ePlex system for respiratory testing.

Revenue increased by $18.2 million, or 35% , when comparing the years ended December 31, 2018 and 2017, driven by growth in ePlex product revenue. For the year ended December 31, 2018, ePlex product revenue increased by $27.7 million, or 273%, to $37.9 million due to both new customers adopting ePlex and the conversion of existing XT-8 customers to our ePlex system for respiratory testing. ePlex product revenue represented 54% of total product revenue during the year ended December 31, 2018. XT-8 revenue decreased by $9.5 million to $32.6 million during the year ended December 31, 2018, primarily due to customers converting to the ePlex sample-to-answer system for respiratory testing.

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Cost of Revenue	$59,418	$51,278	$32,514	$8,140	16%	$18,764	58%
Gross Profit	$28,603	$19,481	$20,005	$9,122	47%	$(524)	(3)%
Gross Margin	32.5%	27.5%	38.1%

The increase in cost of revenue for the year ended December 31, 2019, when compared to the prior year, is primarily a result of the growth in ePlex product revenue. ePlex revenue increased by 59% when compared to the prior year and represented 68% of total revenue during the period. The increase in ePlex sales resulted in increased standard product costs of $12.5 million over the prior year as ePlex products carry higher cost profiles due to the enhanced technology and features as compared to XT-8 and corresponding higher average selling prices. Other cost of revenue increased due to increases of $1.1 million in inventory reserves expense and $774 thousand from increased royalties expense resulting from higher product revenue.

Gross profit increased by $9.1 million, or a gross margin increase of 5 percentage points during the year ended December 31, 2019, when compared to the prior year driven entirely by improvements to ePlex gross margin. These increases are the result of continued production gains in the manufacture of ePlex consumables. The increase in gross margin to 32.5% was attributable to decreased costs of $5.8 million due to improved overhead cost absorption and the realization of manufacturing efficiencies and $574 thousand from decreased warranty and customer and product technical support expenses.

The increase in cost of revenue for the year ended December 31, 2018, when compared to the prior year, is primarily a result of the composition of our revenue with ePlex product revenue increasing by 273% versus the prior year and representing 54% of total revenue during the period. Standard product costs increased by $19.1 million when comparing the year ended December 31, 2018 to the prior year as a result of increased sales volumes. Cost of revenue also increased due to increases of $411 thousand due to higher freight and royalty expense and $335 thousand from increased inventory reserves expense.

Gross margin and gross profit decreased during the year ended December 31, 2018, when compared to the prior year, due to the growth in ePlex product revenue relative to XT-8. The ePlex system carries a higher cost profile due to its enhanced technology and features relative to XT-8 and its early product life cycle. Total Company gross margin represented 27.5% of total revenue for the year ended December 31, 2018 and gross profit decreased by $524 thousand, when compared to the prior year. The decrease in gross margin and gross profit due to the shift in product mix was partially offset by an $866 thousand decrease in warranty and customer and product technical support and $364 thousand from improved overhead cost absorption and the realization of manufacturing efficiencies.

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Sales and Marketing	$24,118	$21,777	$20,557	$2,341	11%	$1,220	6%

The increase in sales and marketing expense for the year ended December 31, 2019, when compared to the prior year, was primarily driven by increases of $1.5 million in personnel expense, $613 thousand in evaluation kits expense resulting from new ePlex system evaluations, and $251 thousand in higher allocated facility and information technology expense resulting from increased headcount.

The increase in sales and marketing expense for the year ended December 31, 2018, when compared to the prior year, was primarily related to increases of $493 thousand in evaluation kits expense resulting from new ePlex system evaluations, $307 thousand in depreciation expense associated with ePlex systems under evaluation at customer locations, $125 thousand in personnel expense, and $135 thousand in supplies expense due to auxiliary equipment provided to customers.

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
General and Administrative	$19,159	$17,545	$16,205	$1,614	9%	$1,340	8%

The increase in general and administrative expense for the year ended December 31, 2019, when compared to the prior year, was primarily related to increases of $1.1 million in personnel expense, including $786 thousand in stock-based compensation expense, and $535 thousand in higher facility and information technology expense.

The increase in general and administrative expense for the year ended December 31, 2018, when compared to the prior year, was primarily related to increases in professional service expense of $729 thousand primarily due to public company responsibilities and personnel expense of $662 thousand due to higher employee bonuses.

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Research and Development	$27,140	$27,931	$42,760	$(791)	(3)%	$(14,829)	(35)%

The decrease in research and development expense for the year ended December 31, 2019, when compared to the prior year, was primarily driven by a decrease of $1.5 million in clinical study expense based upon the timing of the completed ePlex BCID clinical studies, which was partially offset by a $718 thousand increase in prototype materials used by our assay development teams.

The decrease in research and development expense for the year ended December 31, 2018, when compared to the prior year, was primarily driven by a decrease of $14.1 million in supplies and prototype materials used by our assay development team and a $2.6 million decrease in personnel expense due to decreased headcount. These decreases were partially offset by an $839 thousand increase in clinical study expense due to the timing of the ePlex BCID clinical studies and $987 thousand in increased facility and information technology expense.

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Total Other Expense	$(5,472)	$(2,589)	$(2,232)	$(2,883)	111%	$(357)	16%

Other expense represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, foreign exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other expense for the year ended December 31, 2019, when compared to the prior year, was primarily due to an increase in interest expense of $2.9 million on amounts due under our debt facility.

The change in other expense for the year ended December 31, 2018, when compared to the prior year, was primarily due to less favorable foreign currency fluctuations of $438 thousand and increased interest expense of $66 thousand on amounts due under our debt facility, partially offset by increased interest income of $150 thousand.

	Years ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Income Tax Expense	$64	$139	$101	$(75)	(54)%	$38	38%

Due to net losses incurred, the tax provisions recorded relate to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries. The decrease in income tax expense for the year ended December 31, 2019, when compared to the prior year, was primarily driven by a decrease in international income taxes. Income taxes remained consistent when comparing the years ended December 31, 2018 and 2017.

Liquidity and Capital Resources

To date we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from operations each year and have not yet achieved profitability. As of December 31, 2019, we had $59.1 million of working capital, including $53.5 million in cash, cash equivalents, and marketable securities.

Cash Flows
The following table shows cash flow information for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(34,926)	$(32,512)	$(53,422)
Cash (used in) provided by investing activities	(2,172)	33,947	(24,908)
Cash provided by financing activities	45,173	8,069	89,050
Effect of exchange rate changes on cash	(1)	28	75
Net increase in cash and cash equivalents	$8,074	$9,532	$10,795

Cash flows used in operating activities
Net cash used in operating activities increased by $2.4 million for the year ended December 31, 2019, when compared to the prior year. The increase in net cash used in operating activities was primarily due a decrease of $8.9 million from changes in operating assets and liabilities, partially offset by a decrease of $3.2 million in net loss and an increase of $3.4 million in non-cash adjustments. The decrease in changes in operating assets and liabilities is primarily a result of increases in accounts receivable and inventory due to the growth of ePlex product revenue, a decrease in accrued compensation, and an increase in prepaid expenses and other current assets. The decrease in changes in operating assets and liabilities was partially offset by an increase in accounts payable due to the timing of our payments and an increase in other liabilities.

Net cash used in operating activities decreased by $20.9 million for the year ended December 31, 2018, when compared to the prior year. The decrease in cash used in operating activities was primarily due to an $11.4 million decrease in net loss, an $8.2 million increase from changes in operating assets and liabilities, and a $1.4 million increase in non-cash adjustments. The increase in non-cash adjustments is primarily related to an increase of $1.8 million in depreciation and amortization expense and a $239 thousand increase in other non-cash adjustments, partially offset by decreases of $473 thousand in stock-based compensation expense and $194 thousand in amortization expense of deferred debt issuance costs.

Cash flows (used in) provided by investing activities
Net cash used in investing activities increased by $36.1 million for the year ended December 31, 2019, when compared to the prior year. The increase in net cash used in investing activities was primarily due to a decrease of $34.2 million in the maturities of marketable securities. The increase in net cash used in investing activities was also attributable to increases of $2.4 million in purchases of marketable securities and $483 thousand in purchases of property, plant, and equipment.

Net cash provided by investing activities increased by $58.9 million for the year ended December 31, 2018, when compared to the prior year. The increase in net cash provided by investing activities was primarily due to increases in the net sales of marketable securities of $27.3 million, decreases in purchases of property, plant, and equipment of $2.2 million, decreases in intellectual property milestone payments of $500 thousand, and increases in the maturities of marketable securities of $28.8 million.

Cash flows provided by financing activities
Net cash provided by financing activities increased by $37.1 million for the year ended December 31, 2019, when compared to the prior year. The increase in cash provided by financing activities was primarily due to increases of $24.3 million in net proceeds from borrowings under our debt facility, $12.5 million in net proceeds from the sale of our common stock, and $435 thousand in proceeds from stock option exercises.

Net cash provided by financing activities decreased by $81 million for the year ended December 31, 2018, when compared to the prior year. The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds from the sale of our common stock of $80.7 million and a decrease of $265 thousand in proceeds from stock option exercises.

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
Loan and Security Agreement
On February 1, 2019, or the Effective Date, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the LSA and certain subsequent amendments, the Lenders are providing us with up to $70 million in a series of term loans, of which $50 million was funded on the Effective Date. An additional $20 million was funded on December 16, 2019 upon our achievement of a designated amount of product revenues on a trailing six-month basis.

The term loans under the LSA will accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month Intercontinental Exchange Benchmark Administration, Ltd. rate then in effect as of the applicable payment date, plus (b) 5.90% per annum. We are only required to make interest payments on amounts borrowed pursuant to the term loans from the applicable funding date until February 28, 2021, or the Interest Only Period. If we achieve a designated amount of product revenues on a trailing six-month basis on or before March 31, 2020, then the Interest Only Period can be extended through February 28, 2022. Following the Interest Only Period, monthly installments of principal and interest under the term loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023.

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

The LSA contains customary affirmative and negative covenants, including, without limitation, delivering reports and notices relating to our financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, payments and acquisitions, other than as specifically permitted by the LSA. The LSA also contains customary events of default (subject, in certain instances, to specified cure periods), including, but not limited to, the failure to make payments of interest or premium when due, the failure to comply with certain covenants and agreements specified in the LSA, and the occurrence of a material adverse change, certain regulatory events, or certain insolvency events. Upon the occurrence of an event of default, the Lenders may declare all outstanding principal and accrued but unpaid interest under the LSA immediately due and payable and may exercise the other rights and remedies as set forth in the LSA.

Equity Distribution Agreement
On August 5, 2019, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $35 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We are not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the year ended December 31, 2019, we sold 2.3 million shares of common stock under the Equity Distribution Agreement at a weighted average price per share of $5.77 resulting in aggregate gross proceeds of $13.1 million. We incurred $574 thousand in related transaction costs, comprising commissions paid to Canaccord of $392 thousand, as well as $182 thousand in additional miscellaneous expenses.

Letter of Credit
In September 2012, we provided a $758 thousand letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758 thousand of restricted cash at December 31, 2019.

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

Contractual Obligations

As of December 31, 2019, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations (1)	$10,112	$1,997	$4,092	$3,322	$701
Supplier payment obligations (2)	20,220	5,704	10,039	4,477	—
Debt obligations (3)	86,610	5,871	73,637	7,102	—
Total obligations	$116,942	$13,572	$87,768	$14,901	$701
 _____________________

(1)
We enter into leases in the ordinary course of business with respect to our facilities. Our lease agreements have fixed payment terms based on the passage of time. Certain facility leases require payment of maintenance and real estate taxes. Our future operating lease obligations could change if we terminate certain contracts or if we enter into additional leases.

(2)	We enter into supplier contracts in the ordinary course of our business. Certain supplier agreements require us to purchase minimum quantities of goods or services on an annual basis.

(3)	Our contractual obligation under its LSA consists of principal payments, interest, and fees due to the Lenders.

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

Interest Rate Risk

As of December 31, 2019, based on current interest rates and our total debt outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GenMark Diagnostics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GenMark Diagnostics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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
San Diego, California
March 2, 2020

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2019	2018
ASSETS:
Current Assets:
Cash and cash equivalents	$44,360	$36,286
Short-term marketable securities	9,100	8,882
Accounts receivable, net of allowances of $376 and $75, respectively	16,759	11,534
Inventories	11,301	10,244
Prepaid expenses and other current assets	1,877	1,483
Total current assets	83,397	68,429

Property and equipment, net	20,419	21,070
Intangible assets, net	1,432	2,023
Restricted cash	758	758
Noncurrent operating lease right-of-use assets	4,642	—
Other long-term assets	825	701
Total assets	$111,473	$92,981

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$12,249	$9,886
Accrued compensation	7,493	7,358
Current operating lease liability	1,842	—
Other current liabilities	2,732	3,043
Total current liabilities	24,316	20,287

Deferred rent	—	2,996
Long-term debt	69,145	36,042
Noncurrent operating lease liability	5,796	—
Other noncurrent liabilities	53	109
Total liabilities	99,310	59,434

Commitments and contingencies - See Note 7

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 60,255 and 56,240 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6	6
Additional paid-in capital	526,294	500,344
Accumulated deficit	(514,233)	(466,883)
Accumulated other comprehensive income	96	80
Total stockholders’ equity	12,163	33,547
Total liabilities and stockholders’ equity	$111,473	$92,981

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2019	2018	2017
Revenue
Product revenue	$87,491	$70,481	$52,260
License and other revenue	530	278	259
Total revenue	88,021	70,759	52,519
Cost of revenue	59,418	51,278	32,514
Gross profit	28,603	19,481	20,005
Operating expenses:
Sales and marketing	24,118	21,777	20,557
General and administrative	19,159	17,545	16,205
Research and development	27,140	27,931	42,760
Total operating expenses	70,417	67,253	79,522
Loss from operations	(41,814)	(47,772)	(59,517)
Other income (expense):
Interest income	512	711	561
Interest expense	(5,961)	(3,108)	(3,042)
Other (expense) income	(23)	(192)	249
Total other expense	(5,472)	(2,589)	(2,232)
Loss before provision for income taxes	(47,286)	(50,361)	(61,749)
Income tax expense	64	139	101
Net loss	$(47,350)	$(50,500)	$(61,850)
Net loss per share, basic and diluted	$(0.82)	$(0.91)	$(1.21)
Weighted average number of shares outstanding basic and diluted	57,603	55,669	51,169

Other comprehensive loss
Net loss	$(47,350)	$(50,500)	$(61,850)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	11	44	(84)
Net unrealized gains (losses) on marketable securities, net of tax	5	27	(2)
Total other comprehensive income (loss)	16	71	(86)
Total comprehensive loss	$(47,334)	$(50,429)	$(61,936)

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2016	46,554	$4	$393,322	$95	$(355,270)	$38,151
Stock-based compensation expense	—	—	12,170	—	—	12,170
Issuance of employee stock purchase plan shares	175	—	1,016	—	—	1,016
Restricted stock awards issued, net of cancellations	955	—	—	—	—	—
Shares issued under stock-based compensation plans	42	—	287	—	—	287
Issuance of common stock, net of offering expenses	7,340	2	80,730	—	—	80,732
Net loss	—	—	—	—	(61,850)	(61,850)
Cumulative effect of new accounting standard	—	—	—	—	737	737
Foreign currency translation adjustments	—	—	—	(84)	—	(84)
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Balance—December 31, 2017	55,066	6	487,525	9	(416,383)	71,157
Stock-based compensation expense	—	—	11,697	—	—	11,697
Issuance of employee stock purchase plan shares	253	—	1,061	—	—	1,061
Restricted stock awards issued, net of cancellations	916	—	—	—	—	—
Shares issued under stock-based compensation plans	5	—	21	—	—	21
Net loss	—	—	—	—	(50,500)	(50,500)
Reimbursement of offering costs	—	—	40	—	—	40
Foreign currency translation adjustments	—	—	—	44	—	44
Unrealized loss on marketable securities	—	—	—	27	—	27
Balance—December 31, 2018	56,240	6	500,344	80	(466,883)	33,547
Stock-based compensation expense	—	—	12,046	—	—	12,046
Issuance of employee stock purchase plan shares	210	—	962	—	—	962
Restricted stock awards issued, net of cancellations	1,461	—	—	—	—	—
Shares issued under stock-based compensation plans	81	—	457	—	—	457
Issuance of common stock, net of offering expenses	2,263	—	12,485	—	—	12,485
Net loss	—	—	—	—	(47,350)	(47,350)
Foreign currency translation adjustments	—	—	—	11	—	11
Unrealized gain on marketable securities	—	—	—	5	—	5
Balance—December 31, 2019	60,255	$6	$526,294	$96	$(514,233)	$12,163

See accompanying Notes to Consolidated Financial Statements.

GENMARK DIAGNOSTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(47,350)	$(50,500)	$(61,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,268	7,088	5,317
Net accretion of premiums/discounts on investments	(133)	(142)	(39)
Amortization of deferred debt issuance costs	1,740	938	1,132
Stock-based compensation	12,046	11,697	12,170
Provision for bad debt	338	23	14
Non-cash inventory adjustments	2,631	1,426	1,323
Other non-cash adjustments	537	15	(224)
Changes in operating assets and liabilities:
Accounts receivable	(5,584)	(878)	(1,555)
Inventories	(6,534)	(2,414)	(10,512)
Prepaid expenses and other assets	(750)	854	(599)
Accounts payable	1,501	(1,389)	2,557
Accrued compensation	(885)	1,059	(263)
Other current and non-current liabilities	249	(289)	(893)
Net cash used in operating activities	(34,926)	(32,512)	(53,422)
Investing activities:
Payments for intellectual property licenses	—	—	(500)
Purchases of property and equipment	(2,092)	(2,575)	(4,815)
Purchases of marketable securities	(32,135)	(29,778)	(70,989)
Proceeds from sales of marketable securities	—	—	13,896
Maturities of marketable securities	32,055	66,300	37,500
Net cash (used in) provided by investing activities	(2,172)	33,947	(24,908)
Financing activities:
Proceeds from issuance of common stock	14,021	1,061	87,267
Costs incurred in conjunction with public offering	(574)	—	(5,469)
Principal repayment of borrowings	(35,093)	(92)	(7,848)
Proceeds from borrowings	70,000	7,098	15,000
Costs associated with debt issuance	(3,638)	(20)	(187)
Proceeds from stock option exercises	457	22	287
Net cash provided by financing activities	45,173	8,069	89,050
Effect of exchange rate changes on cash	(1)	28	75
Net increase in cash and cash equivalents	8,074	9,532	10,795
Cash and cash equivalents at beginning of year	37,044	27,512	16,717
Cash and cash equivalents at end of year	$45,118	$37,044	$27,512
Non-cash investing and financing activities:
Transfer of systems from inventory to property and equipment	$2,846	$1,689	$4,885
Property and equipment costs incurred but not paid included in accounts payable	$1,234	$372	$227
Supplemental cash flow information:
Cash paid for interest	$3,946	$2,028	$1,643
Cash paid for income taxes, net	$155	$165	$61
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

The Company is a leading provider of multiplex molecular diagnostic solutions designed to enhance patient care, improve key quality metrics, and reduce the total cost-of-care. The Company offers a sample-to-answer ePlex instrument and associated molecular diagnostic panels. The Company's products also include the XT-8 instrument and related diagnostic and research tests, as well as certain custom manufactured reagents, collectively referred to as the XT-8 system. The Company sells its products directly to customers in the U.S. and internationally primarily via a network of distribution partners.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $514,233,000 at December 31, 2019. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. Cash, cash equivalents, and marketable securities at December 31, 2019 totaled $53,460,000. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available, that the Company will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to accounts receivable, inventories, property and equipment, intangible assets, employee-related compensation accruals, warranty liabilities, tax valuation accounts, and stock-based compensation. Actual results could differ from those estimates.

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and includes $758,000 as of December 31, 2019 held as security for the Company’s letter of credit with Banc of California.

The following table shows a reconciliation of the Company's cash and cash equivalents in the consolidated balance sheet to cash, cash equivalents, and restricted cash in the consolidated statement of cash flows as of December 31, 2019 and 2018:

	December 31,
	2019	2018	2017
Cash and cash equivalents	$44,360	$36,286	$26,754
Restricted cash	758	758	758
Total cash, cash equivalents, and restricted cash	45,118	37,044	27,512

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

The allowance for doubtful accounts as of December 31, 2019 and 2018, comprised the following (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2017	$2,754
Provision for doubtful accounts	23
Write off of uncollectible accounts	(2,702)
Balance at December 31, 2018	$75
Provision for doubtful accounts	338
Write off of uncollectible accounts	(37)
Balance at December 31, 2019	$376

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

Leased property meeting certain finance lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization for assets noted as finance leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms.

Intangible Assets
Intangible assets are comprised of licenses or sublicenses to technology covered by patents owned by third parties, and are amortized on a straight-line basis over the expected useful lives of these assets, which is generally 10 years. Amortization of licenses typically begins upon the Company obtaining access to the licensed technology and is recorded in cost of revenues for licenses supporting commercialized products. The amortization of licenses to technology supporting products in development is recorded in research and development expense.

Impairment of Long-Lived Assets
The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated, the Company writes down the carrying value of the asset to its estimated fair value. This fair value is primarily determined based on estimated discounted cash flows. The Company did not recognize any impairment charges during the years ended December 31, 2019, 2018, and 2017.

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

Revenue from product sales is generally recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue from instrument services is recognized as the services are rendered, typically evenly over the contract term.

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

The following table presents disaggregated revenue by source (in thousands):

	Year ended December 31,
	2019	2018	2017
ePlex product revenue	$60,268	$37,901	$10,172
XT-8 product revenue	27,223	32,580	42,088
Total product revenue	87,491	70,481	52,260
License and other revenue	530	278	259
Total revenue	$88,021	$70,759	$52,519

In the years ended December 31, 2019, 2018 and 2017, Laboratory Corporation of America, Inc. represented 14%, 16%, and 20%, respectively, of the Company's total revenue.

The Company incurs incremental costs to obtain customer contracts, including commissions and bonuses. The Company capitalizes the incremental costs to obtain customer contracts, which are amortized using the straight-line method over the contract term. The Company reported capitalized contract acquisition costs of $1,340,000 and $1,055,000 as of December 31, 2019 and 2018 and amortization expense of $733,000 and $567,000 for the years ended December 31, 2019 and 2018, respectively.

Product Warranties
The Company generally offers a one-year warranty for its instruments sold to customers and up to a sixty-day warranty for consumables and provides for the estimated cost of the product warranty at the time the system sale is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per warranty repair. The Company periodically assesses and if necessary adjusts the adequacy of the warranty reserve.

Product warranty reserve activity for the most recent three years is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$330	$470	$219
Warranty expenses incurred	(1,326)	(1,495)	(1,160)
Provisions	1,275	1,355	1,411
Ending balance	$279	$330	$470

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

A tax position that is more likely than not to be realized is measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. Measurement of a tax position that meets the more likely than not threshold considers the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances, and information available at the reporting date.

Stock-Based Compensation
The Company recognizes stock-based compensation expense related to stock options, shares purchased under the Company's 2013 Employee Stock Purchase Plan, or ESPP, restricted stock units, and market-based stock units granted to employees, non-employees, and directors in exchange for services. The compensation expense is based on the fair value of the applicable award utilizing various assumptions regarding the underlying attributes of the award. The stock-based compensation expense is recorded in cost of revenues, sales and marketing, research and development, and/or general and administrative expenses based on the employee's respective function.

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

Foreign Currency Translation
The Company translates the assets and liabilities of the Company's entities outside the U.S. into U.S. Dollars based on the foreign currency exchange rates at the end of each period. Gains or losses resulting from these foreign currency translations are recorded in accumulated comprehensive loss in the consolidated statement of stockholders' equity. Foreign currency translation impacts recorded in accumulated other comprehensive loss (income) for the years ended December 31, 2019, 2018, and 2017 were $11,000, $44,000, and $(84,000), respectively.

Revenue and expenses are translated at weighted average exchange rates during the applicable period. Transactions in foreign currencies were recognized using the rate of exchange prevailing at the date of the transaction. Foreign exchange gains (losses), which are included in the accompanying consolidated statements of operations, totaled $(25,000), $(196,000), and $225,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and relate primarily to transactions denominated in Euros.

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

The calculations of diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 did not include the effects of the following stock options or other unvested equity awards which were outstanding as of the end of each year because the inclusion of these securities would have been anti-dilutive (in thousands).

	Year Ended December 31,
	2019	2018	2017
Options outstanding to purchase common stock	2,037	2,440	2,490
Other unvested equity awards	3,124	2,994	2,307
Total	5,161	5,434	4,797

Concentration of Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investment securities, and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company has established guidelines to diversify its cash and investment securities and their maturities that are intended to secure safety and liquidity. The following table summarizes customers who accounted for 10% or more of net accounts receivable:

	December 31,
	2019	2018
Company A (1)	24%	24%
Company B (2)	11%	(2)
(1) Company A is a clinical laboratory network with worldwide operations.
(2) Company B is an integrated delivery network with domestic operations. Company B's outstanding accounts receivable was below 10% of the Company's net accounts receivable at December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use, or ROU, assets for all leases with lease terms of greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and is effective for annual periods beginning after December 15, 2018. The Company adopted the new standard in the first quarter of 2019 using the package of transition practical expedients. The Company recognized non-current ROU assets of $5,097,000 and current and non-current lease liabilities of $1,780,000 and $6,832,000, respectively, upon adoption. Deferred rent is now presented as an offset to the Company's non-current operating lease ROU assets. The new lease standard did not have a material impact on the Company's consolidated statements of comprehensive loss, cash flows, or stockholders' equity.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for recognizing credit losses on financial instruments. The new standard requires entities to measure financial instruments at their amortized cost basis, net of an allowance for credit losses. The allowance for credit losses must reflect an entity's current estimate of all expected credit losses. The new guidance also requires entities to present credit losses on debt securities accounted for under the available-for-sale method as an allowance rather than a write down. The new guidance must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period presented and is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2016-13 during the first quarter of 2020. The adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.

3. Intangible Assets, net

Intangible assets as of December 31, 2019 and 2018 comprised the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Licensed intellectual property	$4,750	$(3,318)	$1,432	$4,750	$(2,727)	$2,023

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

Intellectual property licenses had a weighted average remaining amortization period of 2.44 years as of December 31, 2019. Amortization expense for intangible assets amounted to $591,000, $601,000, and $546,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2020	$591
2021	591
2022	250
Total	$1,432

4. Stockholders’ Equity

On August 5, 2019, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company is not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the year ended December 31, 2019, the Company sold 2,263,000 shares of common stock under the Distribution Agreement at a weighted average price per share of $5.77 resulting in aggregate gross proceeds of $13,059,000. The Company incurred $574,000 in related transaction costs, comprising commissions paid to Canaccord of $392,000, as well as $182,000 in additional miscellaneous expenses.

5. Stock-Based Compensation

In 2010, the Company adopted the 2010 Equity Incentive Plan, or the 2010 Plan, which provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, restricted stock bonuses and other stock-based awards. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. As of December 31, 2019, there were 974,236 shares available for future grant of awards under the 2010 Plan.

The Company estimates potential forfeitures of stock-based award grants and adjusts compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock-based compensation expense to be recognized in future periods.

Stock Options
All stock options granted under the 2010 Plan are exercisable at a price equal to the closing quoted market price of the Company’s shares on the NASDAQ Global Market on the date of grant and vest over a period of 4 years. Stock options are generally exercisable for a period up to ten years after grant and are forfeited if employment is terminated before the options vest.

The following table summarizes stock option activity during the year ended December 31, 2019:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2018	2,439,914	$9.57
Granted	—	$—
Exercised	(121,383)	$5.90
Canceled	(281,399)	$11.46
Outstanding at December 31, 2019	2,037,132	$9.53
Vested at December 31, 2019	2,037,132	$9.53
Exercisable at December 31, 2019	2,037,132	$9.53

No stock options were granted during the years ended December 31, 2019 and 2018. There were 2,037,132 stock options that were outstanding and exercisable as of December 31, 2019, which had a remaining weighted average contractual term of 3.27 years and an aggregate intrinsic value of $269,000. As of December 31, 2019, the Company has recognized all compensation expense related to stock options granted under the 2010 plan. The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $131,000, $6,700 and $173,000, respectively.

Restricted Stock Units
Restricted stock units may be granted at the discretion of the Compensation Committee of the Board of Directors under the 2010 Plan in connection with the hiring or retention of personnel and are subject to certain conditions. Restrictions expire after the grant date in accordance with specific provisions in the applicable award agreement.

The Company’s restricted stock unit activity for the year ended December 31, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	2,665,708	$6.12
Granted	1,594,151	$6.71
Vested	(1,311,508)	$6.10
Canceled	(278,852)	$6.78
Unvested at December 31, 2019	2,669,499	$6.42

As of December 31, 2019, there was $12,488,000 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.46 years. The total fair value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $8,727,000, $5,404,000 and $7,813,000, respectively.

Market-Based Stock Units
The Company issued market-based stock units in February 2019, 2018, and 2017, which may result in the recipient receiving shares of stock equal to up to 200% of the target number of units granted. The vesting and issuance of Company stock subject to the market-based stock units depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant. As of December 31, 2019, there was $1,815,000 of unrecognized stock-based compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.73 years. The total fair value of market-based stock units that vested during the years ended December 31, 2019, 2018, and 2017 was $797,000, $645,000, and $0, respectively.

The Company’s market-based stock unit activity for the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	328,739	$10.03
Granted	460,000	$10.22
Vested	(165,771)	$9.16
Canceled	(168,739)	$13.09
Unvested at December 31, 2019	454,229	$9.40

    The fair value of market-based stock units is estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market condition based on simulated future stock prices, with the following assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	64%	65%	54%
Risk-free interest rate	2.50%	2.40%	1.50%
Expected dividend	—%	—%	—%
Weighted average fair value	$10.22	$7.19	$13.82

Employee Stock Purchase Plan

The Company's stockholders originally approved the ESPP in May 2013 at the Company's Annual Meeting of Stockholders. In May 2018, the Company's stockholders approved the amendment and restatement of the ESPP, which increased the shares authorized for issuance under the ESPP from 650,000 to 1,750,000.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's board of directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of December 31, 2019, there were 730,916 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock-based compensation. As a result, stock-based compensation expense related to the ESPP has been recorded during the year ended December 31, 2019.

A summary of ESPP activity for the most recent three years is as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Shares issued	209,577	252,623	174,723
Weighted average fair value of shares issued	$4.59	$4.20	$5.82
Employee purchases	$962	$1,061	$1,016

The Company uses the Black-Scholes model to estimate the fair value on the grant date for ESPP purchase rights. The assumptions used in the valuation for the years ended December 31, 2019, 2018 and 2017, are summarized in the following table:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	50% - 40%	73% - 54%	90% - 36%
Expected life (years)	0.50	0.50	0.50
Risk free rate	2.3% - 1.6%	2.6% - 2.1%	1.5% - 0.6%
Expected dividend yield	—%	—%	—%

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the consolidated statements of comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$953	$871	$546
Sales and marketing	3,014	5,549	2,819
Research and development	1,744	2,470	3,039
General and administrative	6,335	2,807	5,766
Total stock-based compensation expense	$12,046	$11,697	$12,170

No stock-based compensation was capitalized during the periods presented, and there was no unrecognized tax benefit related to stock-based compensation for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Income Taxes

The Company's income (loss) before provision for income taxes for the years ended December 31, 2019, 2018, and 2017, respectively, was generated in the following jurisdictions (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$(47,807)	$(50,938)	$(62,495)
Foreign	521	577	746
Total loss before income taxes	$(47,286)	$(50,361)	$(61,749)

The components of income tax expense were as follows for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current expense
U.S. Federal	$27	$4	$(1)
State	29	43	22
Foreign	11	99	80
Total current expense	67	146	101
Deferred benefit
U.S. Federal	(2)	(5)	—
State	(1)	(2)	—
Total deferred benefit	(3)	(7)	—
Provision for income taxes	$64	$139	$101

The components of net deferred income taxes consisted of the following at December 31, 2019 and 2018, respectively (in thousands):

	As of December 31,
	2019	2018
Deferred income tax assets:
NOL and credit carryforwards	$84,362	$75,063
Compensation accruals	4,669	4,542
Accruals and reserves	764	1,401
Operating lease liability	1,906	—
State tax provision	6	7
Inventory adjustments	881	1,193
Intangible assets	542	498
Other	2,031	620
Gross deferred tax assets	95,161	83,324
Less: valuation allowance	(92,717)	(81,964)
Total deferred tax assets	2,444	1,360
Deferred income tax liabilities:
Depreciation	951	1,102
Contract acquisition costs	334	258
Operating lease right-of-use assets	1,159	—
Total deferred tax liabilities	2,444	1,360
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2019, 2018, and 2017, respectively, as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. Federal statutory income tax rate	21.0%	21.0%	34.0%
Permanent differences	(0.3)%	(0.2)%	(0.2)%
State taxes	3.8%	3.0%	2.8%
Executive compensation limitation	(0.9)%	(0.5)%	(0.5)%
Tax reform	—%	0.1%	(59.0)%
Stock-based compensation	(1.2)%	(2.6)%	1.4%
Other	0.1%	0.1%	0.2%
Valuation allowance	(22.7)%	(21.2)%	21.1%
Total tax provision	(0.2)%	(0.3)%	(0.2)%

The Company had pre-2018 federal net operating loss (NOL) carryforwards available of approximately $264,600,000 as of December 31, 2019 after consideration of limitations under Section 382 of the Internal Revenue Code, or Section 382, as further described below. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2025. The NOL generated in 2018 and 2019 of $78,190,000 will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. Additionally, the Company had state NOL carryforwards available of $249,700,000 as of December 31, 2019. The state NOLs may be used to offset future taxable income and have begun to expire.

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

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Based on this evaluation, as of December 31, 2019, a valuation allowance of $92,717,000 has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company's projections for growth.

The Company applies the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019 and 2018, the Company had not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company's Federal and state tax returns since inception are subject to examination due to the carryover of net operating losses. As of

December 31, 2019, the Company’s 2013 fiscal year tax return is subject to examination by the United Kingdom tax authorities. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where the Company has operations, these time periods generally range from three to six years after the year for which the tax return is due or the tax is assessed.

7. Commitments and Contingencies

Leases
The Company has lease agreements for its office, manufacturing, warehousing, and laboratory space and for office equipment. Rent and operating expenses charged were $1,965,000, $1,808,000, and $1,654,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Pursuant to the adoption of the new lease standard, the Company reported noncurrent operating lease ROU assets of $4,642,000, and current and noncurrent operating lease liabilities of $1,842,000 and $5,796,000, respectively, as of December 31, 2019. The Company reported current and noncurrent deferred rent under the existing lease standard of $520,000 and $2,996,000, respectively, at December 31, 2018. The Company's operating lease liabilities were measured at a weighted average discount rate of 11.2% and have a weighted average remaining term of 4.97 years.

Annual future minimum obligations for leases as of December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Amount
2020	$1,997
2021	2,015
2022	2,077
2023	1,939
2024	1,383
Thereafter	701
Total	10,112
Less: imputed interest	(2,474)
Total operating lease liabilities	$7,638

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

8. Inventories

Inventory on hand as of December 31, 2019 and 2018 comprised the following (in thousands):

	December 31,
	2019	2018
Raw materials	$3,408	$2,449
Work-in-process	3,776	3,349
Finished goods	4,117	4,446
Total inventory	$11,301	$10,244

9. Property and Equipment, net

Property and equipment comprised the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Property and equipment–at cost:
Plant and machinery	$16,551	$15,206
Instruments	16,796	15,089
Office equipment	2,150	2,114
Leasehold improvements	11,896	10,648
Total property and equipment–at cost	47,393	43,057
Accumulated depreciation and amortization	(26,974)	(21,987)
Total property and equipment, net	$20,419	$21,070

Depreciation expense was $5,944,000, $5,919,000, and $4,771,000 for the years ended December 31, 2019, 2018, and 2017, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company disposed of certain assets no longer in use with a net book value of $461,000, $501,000, and $207,000, respectively, recorded to cost of revenue, sales and marketing, research and development, or general and administrative expenses based on the asset's respective use.

10. Loan Payable

As of December 31, 2019 and 2018, long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Term Loans
Term Loan A - 6.9% interest	$—	$7,619
Term Loan B - 6.9% interest	—	7,619
Term Loan C - 7.4% interest	—	12,000
Term Loan D - 8.8% interest	—	663
Term Loan E - 8.8% interest	—	7,098
Term Loan - 8.4% interest	70,000	—
Final fee obligation	4,165	3,288
Unamortized issuance costs	(5,020)	(2,245)
Total debt, net	69,145	36,042
Current portion of long-term debt	—	—
Long-term debt	$69,145	$36,042

Term Loans
In January 2015, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Partners (as successor-in-interest to General Electric Capital Corporation), and certain other financial institutions party thereto, as lenders. Pursuant to the LSA and certain subsequent amendments, the Company borrowed $42,762,000 in a series of term loans and had the ability to borrow against a revolving loan in the maximum amount of $5,000,000. During the term of the LSA, the term loans thereunder accrued interest at a rate equal to a) the greater of 1.00% or the 3-year treasury rate in effect at the time of funding, plus (b) an applicable margin between 4.95% and 5.90% per annum. The Company borrowed all $42,762,000 under the term loans as provided in the LSA, and the Company did not borrow any of the $5,000,000 available under the revolving loan.

On February 1, 2019, or the Effective Date, the Company entered into a new Loan and Security Agreement, or the New LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the New LSA and certain subsequent amendments, the Lenders are providing the Company with up to $70,000,000 in a series of term loans, or, collectively, the Term Loans, of which $50,000,000, or the Tranche 1 Loan, was funded on the Effective Date. An additional $20,000,000, or the Tranche 2 Loan, was funded on December 16, 2019 upon the Company's achievement of a designated amount of product revenues on a trailing six-month basis.

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

The Term Loans under the New LSA will accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month Intercontinental Exchange Benchmark Administration Ltd. rate then in effect as of the applicable payment date, plus (b) 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until February 28, 2021, or the Interest Only Period. If the Company achieves a designated amount of product revenues on a trailing six-month basis on or before March 31, 2020, then the Interest Only Period may, at the Company’s election, be extended for both Term Loans through February 28, 2022. Following the Interest Only Period (as the same may be extended pursuant to the terms of the New LSA), monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023, or the Final Maturity Date.

Under the New LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the New LSA. As of December 31, 2019, the Company was in compliance with all covenants under the New LSA.

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

Debt Issuance Costs
As of December 31, 2019 and 2018, the Company had $5,020,000 and $2,245,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

For the year ended December 31, 2019, 2018, and 2017, amortization of debt issuance costs were $1,740,000, $938,000, and $1,132,000, respectively, which was included in interest expense in the Company's consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of December 31, 2019.

11. Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. The Company makes matching contributions under the 401(k) plan to certain eligible employees.

12. Other Current Liabilities

Other current liabilities as of December 31, 2019 and 2018 comprised the following (in thousands):

	December 31,
	2019	2018
Accrued royalties	$882	$534
Accrued warranties	279	330
Deferred revenue	323	245
Deferred rent	—	520
Other accrued liabilities	1,248	1,414
Total other current liabilities	$2,732	$3,043

13. Fair Value of Financial Instruments

The following table presents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31, 2019 and 2018, respectively, (in thousands):

	December 31, 2019
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$19,647	$—	$—	$19,647
Marketable securities
Corporate notes and bonds	$—	$9,100	$—	$9,100
Total	$19,647	$9,100	$—	$28,747

	December 31, 2018
	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$8,953	$—	$—	$8,953
Marketable securities
Corporate notes and bonds	$—	$6,389	$—	$6,389
Commercial paper	—	2,493	—	2,493
Total	$8,953	$8,882	$—	$17,835

At December 31, 2019, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

14. Marketable Securities

The following table summarizes the Company’s marketable securities at December 31, 2019 and 2018 (in thousands):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$9,099	$2	$(1)	$9,100
Total marketable securities	$9,099	$2	$(1)	$9,100

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,393	$—	$(4)	$6,389
Commercial paper	2,493	—	—	2,493
Total marketable securities	$8,886	$—	$(4)	$8,882

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,099	$9,100
Total	$9,099	$9,100

15. Quarterly financial data (unaudited)

The following tables show a summary of the Company’s quarterly financial results for each of the four quarters of 2019 and 2018 (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Total revenue	$21,533	$18,374	$20,918	$27,196
Gross profit	$5,863	$6,573	$7,050	$9,117
Loss from operations	$(10,910)	$(11,910)	$(10,288)	$(8,706)
Net loss	$(12,080)	$(13,308)	$(11,675)	$(10,287)
Earnings per share data (1)
Net loss per common share—basic and diluted	$(0.21)	$(0.23)	$(0.20)	$(0.17)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Total revenue	$20,645	$14,941	$15,795	$19,378
Gross profit	$4,165	$4,414	$5,630	$5,272
Loss from operations	$(10,790)	$(15,802)	$(10,568)	$(10,612)
Net loss	$(11,423)	$(16,521)	$(10,993)	$(11,563)
Earnings per share data (1)
Net loss per common share—basic and diluted	$(0.21)	$(0.30)	$(0.20)	$(0.21)

(1) Basic and diluted earnings per share are calculated independently for each of the quarters presented. As such, the sum of the quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GenMark Diagnostics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited GenMark Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GenMark Diagnostics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Diego, California
March 2, 2020

Item 9B.	OTHER INFORMATION

On February 27, 2020, we and the Lenders entered into an amendment to the LSA pursuant to which the parties agreed that, if we achieve a designated amount of product revenues on a trailing six-month basis for the period ending March 31, 2020, then we can extend the Interest Only Period through February 28, 2022.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission on March 19, 2010).

3.2	Amended and Restated By-Laws (incorporated by reference to our Current Report on 8-K filed on August 2, 2018).

4.1	Description of Registrant's Securities. ✓

10.1
Lease between The Campus Carlsbad, LLC and Clinical Micro Sensors, Inc. dba Osmetech Molecular Diagnostics, dated February 8, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission on March 19, 2010).

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

10.7
Non-Exclusive License Agreement by and between Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. and Caliper Life Sciences Inc. dated effective as of March 27, 2012 (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 10, 2012). †

10.8
Development Collaboration and License Agreement, dated July 26, 2012, by and between Advanced Liquid Logic, Inc. and Clinical Micro Sensors, Inc. dba GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-Q/A as filed with the SEC on March 22, 2013). †

10.9
Amendment Number One to Development Collaboration and License Agreement, effective as of January 18, 2016, by and among Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc., Advanced Liquid Logic, Inc., and Illumina, Inc. (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016). †

10.10
Loan and Security Agreement dated as of January 12, 2015 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, General Electric Capital Corporation, and certain other financial institutions as lenders (incorporated by reference herein to our Form 10-Q filed with the SEC on May 5, 2015). †

10.11
Amendment to Loan and Security Agreement dated September 30, 2015 by and among GenMark Diagnostics, Inc., as borrower, General Electric Capital Corporation, as agent and lender, and the lenders signatory thereto (incorporated by reference herein to our Form 10-Q filed with the SEC on October 27, 2015). †

10.12
Letter agreement dated March 17, 2016 by and among GenMark Diagnostics, Inc., as borrower, Healthcare Financial Solutions, LLC, as agent and lender, and the lenders signatory thereto (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 3, 2016). †

10.13
First Amendment to Loan and Security Agreement dated July 27, 2016 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on November 3, 2016). †

10.14
Second Amendment to Loan and Security Agreement dated as of February 27, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 2, 2017). †

Exhibit	Description

10.15
Third Amendment to Loan and Security Agreement dated as of May 31, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on August 1, 2017). †

10.16
Fourth Amendment to Loan and Security Agreement dated as of June 7, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on August 1, 2017). †

10.17
Fifth Amendment to Loan and Security Agreement dated as of December 13, 2017 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-K as filed with the SEC on February 27, 2018). †

10.18
Sixth Amendment to Loan and Security Agreement dated as of September 28, 2018 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on October 29, 2018). †

10.19
Seventh Amendment to Loan and Security Agreement dated as of November 29, 2018 by and among GenMark Diagnostics, Inc., as borrower, its domestic subsidiaries, as guarantors, Solar Senior Capital Ltd., as administrative and collateral agent, and certain other financial institutions as lenders (incorporated by reference herein from our Form 10-K as filed with the SEC on February 25, 2019). †

10.20
Loan and Security Agreement dated as of February 1, 2019 by and among GenMark Diagnostics, Inc., and its domestic subsidiaries, as co-borrowers, and Solar Capital Ltd. and the financial institutions that are or become parties to the Agreement, as Lenders (incorporated by reference herein from our Form 10-Q as filed with the SEC on April 30, 2019). †

10.21
First Amendment to Loan and Security Agreement dated as of October 29, 2019 by and among GenMark Diagnostics, Inc., and its domestic subsidiaries, as co-borrowers, and Solar Capital Ltd. and the financial institutions that are or become parties to the Agreement, as Lenders. † ✓

10.22
Second Amendment to Loan and Security Agreement dated as of December 16, 2019 by and among GenMark Diagnostics, Inc., and its domestic subsidiaries, as co-borrowers, and Solar Capital Ltd. and the financial institutions that are or become parties to the Agreement, as Lenders. † ✓

10.23
Third Amendment to Loan and Security Agreement dated as of February 27, 2020 by and among GenMark Diagnostics, Inc., and its domestic subsidiaries, as co-borrowers, and Solar Capital Ltd. and the financial institutions that are or become parties to the Agreement, as Lenders. † ✓

10.24
Manufacturing and Supply Agreement, dated December 15, 2015, by and between Plexus Corp. and Clinical Micro Sensors, Inc. d.b.a GenMark Diagnostics, Inc. (incorporated by reference herein from our Form 10-K filed with the SEC on February 28, 2017).

10.25	Form of Market Stock Units Grant Notice and Award Agreement (incorporated by reference herein from our Form 10-Q filed with the SEC on May 5, 2015). *

10.26	The GenMark Diagnostics, Inc. 2018 Bonus Plan (incorporated by reference herein from our Form 8-K as filed with the SEC on March 1, 2018). *

10.27	The GenMark Diagnostics, Inc. 2019 Bonus Plan (incorporated by reference herein from our Form 8-K as filed with the SEC on February 18, 2019). *

10.28	GenMark Diagnostics, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2014). *

10.29	Form of Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on April 20, 2010). *

10.30	Form of Restricted Stock Agreement (incorporated by reference herein to our Form 10-Q as filed with the SEC on November 9, 2010). *

Exhibit	Description

10.31	Form of Restricted Stock Units Grant Notice and Agreement (incorporated by reference herein to our Form 8-K as filed with the SEC on March 12, 2013). *

10.32	Form of Amendment of Restricted Stock, Restricted Stock Unit and/or Stock Option Agreement(s) (incorporated by reference herein to our Form 10-K filed with the SEC on February 28, 2017). *

10.33	GenMark Diagnostics, Inc. 2013 Employee Stock Purchase Plan, as amended (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2018). *

10.34	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-165562) filed with the Commission on March 19, 2010). *

10.35
Executive Employment Agreement, dated as of April 5, 2011, by and between GenMark Diagnostics, Inc. and Hany Massarany (incorporated by reference herein from our Form 10-Q as filed with the SEC on May 13, 2011). *

10.36
Employment Offer Letter effective May 7, 2014 by and between GenMark Diagnostics, Inc. and Scott Mendel (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 12, 2014). *

10.37	Employment Offer Letter effective October 12, 2016 by and between GenMark Diagnostics, Inc. and Brian Mitchell. ✓*

10.38	The Separation Agreement and General Release made between James McNally and Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. ✓*

10.39
GenMark Diagnostics, Inc. Non-Plan Stock Option Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014). *

10.40
GenMark Diagnostics, Inc. Non-Plan Restricted Stock Units Agreement with Scott Mendel (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-195924) filed with the SEC on May 13, 2014). *

10.41
Underwriting Agreement, dated June 13, 2017, by and among GenMark Diagnostics, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 14, 2017).

10.42
Equity Distribution Agreement dated August 5, 2019, by and among, GenMark Diagnostics, Inc. and Canaccord Genuity LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2019).

21.1	List of Subsidiaries (incorporated by reference to our Form 10-K as filed with the SEC on February 24, 2015).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. ✓

24.1	Power of Attorney (included on the signature page hereto). ✓

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. ✓

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. ✓

32.1	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350. ✓

32.2	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350. ✓

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

_____________

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

✓	Included in this filing.

†	Pursuant to SEC rules, certain confidential portions of such documents have been omitted.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2020.

GENMARK DIAGNOSTICS, INC.

By:	/s/ SCOTT MENDEL
Name:	Scott Mendel
Title:	Interim President and Chief Executive Officer (principal executive officer)

March 2, 2020

By:	/s/ JOHNNY EK
Name:	Johnny Ek
Title:	Chief Financial Officer (principal financial and accounting officer)

March 2, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Mendel and Johnny Ek, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT MENDEL	Interim President and Chief Executive Officer (principal executive officer)	3/2/2020
Scott Mendel

/S/ JOHNNY EK	Chief Financial Officer (principal financial and accounting officer)	3/2/2020
Johnny Ek

/S/ KEVIN O'BOYLE	Chair of the Board	3/2/2020
Kevin O'Boyle

/S/ DARYL J. FAULKNER	Director	3/2/2020
Daryl J. Faulkner

/S/ JAMES FOX	Director	3/2/2020
James Fox

/S/ MICHAEL S. KAGNOFF	Director	3/2/2020
Michael S. Kagnoff

/s/ LISA M. GILES	Director	3/2/2020
Lisa M. Giles