Form 10-Q
period 2020-03-31
GenMark Diagnostics, Inc.
filed 2020-05-04
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on May 1, 2020 was 61,889,658.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS:
Current Assets:
Cash and cash equivalents	$26,261	$44,360
Short-term marketable securities	20,805	9,100
Accounts receivable, net of allowances of $405 and $376, respectively	25,721	16,759
Inventories, net	9,927	11,301
Prepaid expenses and other current assets	1,800	1,877
Total current assets	84,514	83,397

Property and equipment, net	19,580	20,419
Intangible assets, net	1,284	1,432
Restricted cash	758	758
Noncurrent operating lease right-of-use assets	4,511	4,642
Other long-term assets	945	825
Total assets	$111,592	$111,473

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$10,333	$12,249
Accrued compensation	7,396	7,493
Current portion of long-term debt	3,431	—
Current operating lease liability	1,856	1,842
Other current liabilities	3,793	2,732
Total current liabilities	26,809	24,316

Long-term debt	66,210	69,145
Noncurrent operating lease liability	5,513	5,796
Other noncurrent liabilities	57	53
Total liabilities	98,589	99,310

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 61,333 and 60,255 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	534,177	526,294
Accumulated deficit	(521,241)	(514,233)
Accumulated other comprehensive income	61	96
Total stockholders’ equity	13,003	12,163
Total liabilities and stockholders’ equity	$111,592	$111,473

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Product revenue	$38,685	$21,371
Other revenue	57	162
Total revenue	38,742	21,533
Cost of revenue	22,590	15,670
Gross profit	16,152	5,863
Operating expenses:
Sales and marketing	6,140	5,909
General and administrative	8,938	4,521
Research and development	6,079	6,343
Total operating expenses	21,157	16,773
Loss from operations	(5,005)	(10,910)
Other income (expense):
Interest income	132	133
Interest expense	(2,091)	(1,276)
Other expense	(29)	(11)
Total other expense	(1,988)	(1,154)
Loss before provision for income taxes	(6,993)	(12,064)
Income tax expense	15	16
Net loss	$(7,008)	$(12,080)
Net loss per share, basic and diluted	$(0.12)	$(0.21)
Weighted average number of shares outstanding, basic and diluted	60,666	56,581

Other comprehensive loss:
Net loss	$(7,008)	$(12,080)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(39)	(6)
Net unrealized gains on marketable securities, net of tax	4	2
Total other comprehensive loss	(35)	(4)
Total comprehensive loss	$(7,043)	$(12,084)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(7,008)	$(12,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,799	1,812
Net amortization (accretion) of premiums/discounts on investments	12	(21)
Amortization of deferred debt issuance costs	596	366
Stock-based compensation	5,620	2,544
Provision for bad debt	29	—
Non-cash inventory adjustments	434	634
Other non-cash adjustments	(79)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(8,979)	2,355
Inventories	920	(131)
Prepaid expenses and other assets	51	—
Accounts payable	(1,558)	(1,043)
Accrued compensation	(550)	(2,475)
Other current and non-current liabilities	1,108	(126)
Net cash used in operating activities	(7,605)	(8,181)
Investing activities:
Purchases of property and equipment	(952)	(333)
Purchases of marketable securities	(14,613)	(12,014)
Maturities of marketable securities	2,900	7,800
Net cash used in investing activities	(12,665)	(4,547)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	2,160	—
Principal repayment of borrowings	(23)	(35,116)
Proceeds from borrowings	—	50,000
Payments associated with debt issuance	(100)	(3,588)
Proceeds from stock option exercises	103	430
Net cash provided by financing activities	2,140	11,726
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31	20
Net decrease in cash, cash equivalents, and restricted cash	(18,099)	(982)
Cash, cash equivalents, and restricted cash at beginning of year	45,118	37,044
Cash, cash equivalents, and restricted cash at end of period	$27,019	$36,062
Non-cash investing and financing activities:
Transfer of systems to property and equipment from inventory	$21	$351
Property and equipment included in accounts payable	$874	$36
Supplemental cash flow information:
Cash paid for income taxes, net	$19	$44
Cash paid for interest	$1,541	$761

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2019	60,255	6	526,294	96	(514,233)	12,163
Stock-based compensation expense	—	—	5,620	—	—	5,620
Restricted stock awards issued, net of cancellations	694	—	—	—	—	—
Shares issued under stock-based compensation plans	21	—	103	—	—	103
Net loss	—	—	—	—	(7,008)	(7,008)
Issuance of common stock, net of offering costs	363	—	2,160	—	—	2,160
Foreign currency translation adjustments	—	—	—	(39)	—	(39)
Unrealized gain on marketable securities	—	—	—	4	—	4
Balance—March 31, 2020	61,333	$6	$534,177	$61	$(521,241)	$13,003

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019
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

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $521,241,000 as of March 31, 2020. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of March 31, 2020, the Company had available cash, cash equivalents, and marketable securities of $47,066,000 and working capital of $57,705,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use, or ROU, assets for all leases with lease terms of greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and is effective for annual periods beginning after December 15, 2018. The Company adopted the new standard in the first quarter of 2019 using the package of transition practical expedients. The Company recognized non-current ROU assets of $5,097,000 and current and noncurrent lease liabilities of $1,780,000 and $6,832,000, respectively, upon adoption. Deferred rent is now presented as an offset to the Company's non-current operating lease ROU assets. The new lease standard did not have a material impact on the Company's unaudited condensed consolidated statements of operations, cash flows, or stockholders' equity.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduced a new methodology for recognizing credit losses on financial instruments. The new standard requires entities to measure financial instruments at their amortized cost basis, net of an allowance for credit losses. The allowance for credit losses must reflect an entity's current estimate of all expected credit losses. The new guidance also requires entities to present credit losses on debt securities accounted for under the available-for-sale method as an allowance rather than a write down. The Company adopted the new standard in the first quarter of 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2020.

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

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as sales and marketing expense when incurred or amortized over the estimated contract term when resulting from new contract acquisition efforts.

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

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue Source:
ePlex product revenue	$34,265	$15,651
XT-8 product revenue	4,420	5,720
Total product revenue	38,685	21,371
Other revenue	57	162
Total revenue	$38,742	$21,533

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and was $758,000 as of March 31, 2020 and December 31, 2019, respectively, which represented an amount held as security for the Company’s letter of credit with Banc of California.

The following table shows a reconciliation of the Company's cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents, and restricted cash in the Unaudited Condensed Consolidated Statement of Cash Flows as of March 31, 2020 and 2019 (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$26,261	$35,304
Restricted cash	758	758
Total cash, cash equivalents, and restricted cash	$27,019	$36,062

Receivables
Accounts receivable consists of amounts due to the Company from the sale of products and services to customers. Accounts receivable is recognized at amortized cost and is recorded net of an allowance for credit losses. The Company views its accounts receivable as a single portfolio and considers the period of delinquency, historical collection rates, and customer specific factors in determining its allowance for credit losses. The allowance for credit losses as of March 31, 2020 and 2019, comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$376	$75
Provision for credit losses	29	—
Ending balance	$405	$75

Product Warranties
The Company generally offers a one-year warranty for instruments and a sixty-day warranty for consumables sold to customers. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as appropriate.

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

The calculations of diluted net loss per share for each of the three months ended March 31, 2020 and 2019 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Options outstanding to purchase common stock	2,016	2,215
Other unvested equity awards	3,583	4,007
Total	5,599	6,222

3. Stock-Based Compensation

Equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under the Company's 2010 Equity Incentive Plan, as amended, or the 2010 Plan, in connection with the hiring or retention of personnel and are subject to certain conditions. The Company recognizes stock-based compensation expense related to stock options, restricted stock units, and market-based stock units granted to employees, directors, and non-employee advisors in exchange for services under the 2010 Plan, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the 2010 Plan is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award grant reduces the number of shares available for grant under the 2010 Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administrative expense based on employees' respective function. During the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $5,620,000 and $2,544,000, respectively.

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
        • Expected Volatility. Expected volatility represents the estimated volatility in the Company’s stock price over the expected term of the stock option and is determined by review of the Company’s historical experience.
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

The Company's stock option activity for the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,037,132	$9.53
Granted	—	$—
Exercised	(21,000)	$4.89
Cancelled	—	$—
Outstanding at March 31, 2020	2,016,132	$9.58
Vested and expected to vest at March 31, 2020	2,016,132	$9.58
Exercisable at March 31, 2020	2,016,132	$9.58

There were 2,016,132 stock options exercisable and outstanding as of March 31, 2020, which had a remaining weighted average contractual term of 3.01 years and an aggregate intrinsic value of $47,000. The Company has recognized all compensation expense related to stock options granted under the 2010 plan.

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

The Company’s restricted stock unit activity for the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	2,669,499	$6.42
Granted	1,541,873	$3.74
Vested	(904,354)	$5.66
Forfeited	(248,455)	$6.22
Unvested at March 31, 2020	3,058,563	$5.12

As of March 31, 2020, there was $12,238,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.50 years. The total grant date fair value of restricted stock units that vested during the three months ended March 31, 2020 and 2019 was $3,430,000 and $3,059,000, respectively. Of the 904,354 restricted stock units that vested during the three months ended March 31, 2020, 375,889 relate to shares which we expect to issue to the Company's former CEO due to his departure from the Company.

Market-Based Stock Units
The Company granted market-based stock units in each of February 2020, 2019, and 2018, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock pursuant to market-based stock units depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of March 31, 2020, there was $1,602,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 2.25 years.

The Company’s market-based stock unit activity for the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	454,229	$9.40
Granted	321,250	$4.39
Vested	(181,667)	$9.52
Forfeited	(69,378)	$9.17
Unvested at March 31, 2020	524,434	$6.32

The 181,667 market-based stock units that vested during the three months ended March 31, 2020 relate to shares which we expect to issue to the Company's former CEO due to his departure from the Company.

The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market conditions based on simulated future stock prices, with the following assumptions for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected volatility	62%	64%
Risk-free interest rate	1.16%	2.50%
Expected dividend	—%	—%
Weighted average fair value	$4.39	$10.22

Employee Stock Purchase Plan
The Company's stockholders originally approved the ESPP in May 2013. In May 2018, the Company's stockholders approved the amendment and restatement of the ESPP, which increased the shares authorized for issuance under the ESPP from 650,000 shares to 1,750,000 shares.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of March 31, 2020, there were 730,916 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during each of the three months ended March 31, 2020 and 2019.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$239	$204
Sales and marketing	653	619
Research and development	420	423
General and administrative	4,308	1,298
Total stock-based compensation expense	$5,620	$2,544

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for either of the three months ended March 31, 2020 and 2019.

4. Stockholders' Equity

In August 2019, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company is not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the three months ended March 31, 2020, the Company sold 363,120 shares of common stock under the Distribution Agreement at a weighted average price per share of $6.13 resulting in aggregate gross proceeds of $2,227,000. The Company incurred $67,000 in commissions paid to Canaccord in connection with such sales. As of March 31, 2020, we can issue up to $19,714,000 in additional shares of our common stock under the Distribution Agreement.

5. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of March 31, 2020 and December 31, 2019 (in thousands):

Inventory

	March 31, 2020	December 31, 2019
Raw materials	$3,401	$3,408
Work-in-process	3,856	3,776
Finished goods	2,670	4,117
Total inventories	$9,927	$11,301

Property and Equipment, Net

	March 31, 2020	December 31, 2019
Property and equipment — at cost:
Machinery and laboratory equipment	$16,424	$16,551
Instruments	16,099	16,796
Office equipment	2,236	2,150
Leasehold improvements	11,907	11,896
Total property and equipment — at cost	46,666	47,393
Less: accumulated depreciation	(27,086)	(26,974)
Property and equipment, net	$19,580	$20,419

Accrued Warranty
The following table shows changes in the Company's accrued warranties for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning accrued warranty balance	$279	$330
Warranty expenses incurred	(541)	(444)
Provisions	625	487
Ending accrued warranty balance	$363	$373

6. Intangible Assets, Net

Intangible assets as of each of March 31, 2020 and December 31, 2019 comprised the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(3,466)	$1,284	$4,750	$(3,318)	$1,432

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

Intellectual property licenses have a weighted average remaining amortization period of 2.19 years as of March 31, 2020. Amortization expense for these licenses was $148,000 for each of the three months ended March 31, 2020 and 2019, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2020	$443
2021	591
2022	250
Total	$1,284

7. Marketable Securities

The following table summarizes the Company’s marketable securities as of each of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$14,917	$—	$(4)	$14,913
U.S. government and agency securities	3,493	9	—	3,502
Commercial paper	2,390	—	—	2,390
Total	$20,800	$9	$(4)	$20,805

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$9,099	$2	$(1)	$9,100
Total	$9,099	$2	$(1)	$9,100

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$5,310	$—	$—	$5,310
U.S. government and agency securities	—	1,500	—	1,500
Commercial paper	—	1,196	—	1,196
Marketable securities
Corporate notes and bonds	—	14,913	—	14,913
U.S. government and agency securities	—	3,502	—	3,502
Commercial paper	—	2,390	—	2,390
Total	$5,310	$23,501	$—	$28,811

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$19,647	$—	$—	$19,647
Marketable securities
Corporate notes and bonds	—	9,100	—	9,100
Total	$19,647	$9,100	$—	$28,747

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

9. Long-term debt

As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term Loan	70,000	70,000
Final fee obligation	4,165	4,165
Unamortized issuance costs	(4,524)	(5,020)
Total debt, net	69,641	69,145
Current portion of long-term debt	3,431	—
Long-term debt	$66,210	$69,145

Term Loans
In February 2019, or the Effective Date, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the LSA, the Lenders have provided the Company with $70,000,000 in a series of term loans, or, collectively, the Term Loans, of which $50,000,000 was funded on the Effective Date and an additional $20,000,000 was funded in December 2019 upon the Company's achievement of a designated amount of product revenues on a trailing six-month basis.

The Term Loans under the LSA accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month Intercontinental Exchange Benchmark Administration, Ltd. rate then in effect as of the applicable payment date, plus plus (b) 5.90% per annum. The Company is only required to make interest payments on amounts borrowed pursuant to the Term Loans from the applicable funding date until February 28, 2022, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the Term Loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023.

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of March 31, 2020, the Company was in compliance with all covenants under the LSA.

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

Debt Issuance Costs
As of March 31, 2020 and December 31, 2019, the Company had $4,524,000 and $5,020,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $596,000 and $366,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
In September 2012, the Company provided a $758,000 letter of credit issued by Banc of California to the landlord of its executive office facility in Carlsbad, California. This letter of credit was secured with $758,000 of restricted cash as of March 31, 2020 and December 31, 2019.

10. Leases

The Company has operating and finance lease agreements for its office, manufacturing, warehousing and laboratory space and for office equipment. Rent and operating expenses charged under these arrangements was $484,000 and $526,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company reported noncurrent operating lease ROU assets of $4,511,000 and $4,642,000, current operating lease liabilities of $1,856,000 and $1,842,000, and noncurrent operating lease liabilities of $5,513,000 and $5,796,000, respectively, as of March 31, 2020 and December 31, 2019. The Company's operating lease liabilities were measured at a weighted average discount rate of 11.2% and have a weighted average remaining term of 4.73 years.

As of March 31, 2020, the future minimum lease payments required under the Company's lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2020	$1,493
2021	2,015
2022	2,077
2023	1,939
2024	1,383
Thereafter	701
Total	9,608
Less: imputed interest	(2,239)
Total operating lease liabilities	$7,369

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

As of March 31, 2020, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $15,000 and $16,000 for the three months ended March 31, 2020 and 2019.

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

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company is currently evaluating the impact of the CARES Act on its unaudited condensed consolidated financial statements.

12. Subsequent Events

Effective May 3, 2020, we entered into the Separation Agreement and General Release, or the Separation Agreement, with our former President and Chief Executive Officer, Hany Massarany. Pursuant to the terms of the Separation Agreement and Mr. Massarany's Executive Employment Agreement dated April 5, 2011, Mr. Massarany will receive an annual bonus payment under our 2019 Bonus Plan of $257,500, less applicable withholdings. In addition, Mr. Massarany will receive a severance payment in the amount of $1,005,000, less applicable withholdings, and will be reimbursed for his group health insurance premiums pursuant to the terms of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for one year following his separation date. All unvested restricted stock units held by Mr. Massarany as of his separation date will accelerate and vest and be settleable on October 1, 2020 in exchange for 375,889 shares of our common stock. All market-based stock units held by Mr. Massarany as of his separation date will accelerate and vest and become settable in exchange for the actual number of shares of our common stock earned pursuant to the terms of such awards as the applicable performance periods are completed. In addition, Mr. Massarany's outstanding unvested stock options will accelerate and vest and remain exercisable until their applicable expiration date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Trademarks and Trade Names
GenMark®, eSensor®, XT-8®, and ePlex® and our other logos and trademarks are the property of GenMark Diagnostics, Inc. or its subsidiaries. All other brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress or products in this Quarterly Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the three months ended March 31, 2020 and 2019 were approximately $7.0 million and $12.1 million, respectively. As of March 31, 2020, we had an accumulated deficit of $521.2 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations.

Our Products and Technology
We offer our ePlex sample-to-answer instrument and Respiratory Pathogen (RP) Panel, Blood Culture Identification Gram-Positive (BCID-GP) Panel, Blood Culture Identification Gram-Negative (BCID-GN) Panel, and Blood Culture Identification Fungal Pathogen (BCID-FP) Panel for sale in the United States and internationally. In addition, in March 2020 in response to the COVID-19 outbreak, we received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration, or the FDA, for our ePlex SARS-CoV-2 test. We are also developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Cost of Revenue
Cost of revenue includes the cost of materials, direct labor, and manufacturing overhead costs used in the manufacture of our consumable tests. Cost of revenue also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement, cost of instruments sold to customers, amortization of licenses related to our products, and other costs such as warranty, royalty, and customer and product technical support. Any potential underutilized capacity may result in a high cost of revenue relative to revenue, if manufacturing volumes are not able to fully absorb operating costs. Our instruments are procured from contract manufacturers. We expect our cost of revenue to increase as we place additional instruments and manufacture and sell additional diagnostic panels; however, over time, we expect our cost per unit to decrease as production volume increases, manufacturing efficiencies are realized, improvements to procurement practices are made, product reliability increases, and other improvements decrease costs.

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

Results of Operations — Three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Revenue	$38,742	$21,533	$17,209	80%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $17.2 million, or 80%, during the three months ended March 31, 2020 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the three months ended March 31, 2020, ePlex product revenue increased by $18.6 million, or 119%, to $34.3 million primarily due to increases in the sale of our respiratory and SARS-CoV-2 consumables and instrument sales to both new and existing customers. SARS-CoV-2 consumables represented 5% of total ePlex product revenue during the three months ended March 31, 2020. XT-8 revenue decreased by $1.3 million over the prior year period, or 23%, to $4.4 million during the three months ended March 31, 2020 due to decreased sales volumes.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Cost of revenue	$22,590	$15,670	$6,920	44%
Gross profit	$16,152	$5,863	$10,289	175%
Gross margin	42%	27%

The increase in cost of revenue for the three months ended March 31, 2020, compared to the same period of the prior year is a result of the growth in ePlex product revenue, which increased by 119% versus the same period of the prior year and represented 88% of total revenue for the current period. Standard product costs increased by $7.8 million when comparing the three months ended March 31, 2020 to the same period of the prior year due to increases in ePlex product revenue. Cost of revenue also increased by $486 thousand in royalties expense, $139 thousand in instrument repair expense, and $119 thousand in customer and product technical support expense. The increases in cost of revenue were partially offset by a decrease of $191 thousand in inventory reserve expense.

Gross profit increased by $10.3 million, or a gross margin increase of 15 percentage points when compared to the same period of the prior year. These increases are due to changes in the composition of ePlex product revenue and continued margin gains in the manufacture of ePlex consumables, which represented 83% of ePlex product revenue. ePlex instrument sales comprised a higher percentage of total product revenue and contributed to increased gross profit during the three months ended March 31, 2020 when compared to the same period of the prior year. The increase in gross margin to 42% in the current period was also attributable to the realization of manufacturing efficiencies and improvements to overhead absorption, which resulted in a decrease of $1.5 million in cost of revenue and an increase of 4 gross margin points.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Sales and marketing	$6,140	$5,909	$231	4%

The increase in sales and marketing expense for the three months ended March 31, 2020, when compared to the same period of the prior year, was primarily driven by increases of $420 thousand in personnel expense, including one-time charges of $319 thousand in severance payments and $170 thousand in additional non-cash stock-based compensation expense resulting from a reduction in headcount, and $112 thousand in advertising and trade show expenses. The increases in sales and marketing expense were partially offset by a decrease of $280 thousand in evaluation kit expense due to the commercial launch of our ePlex BCID Panel during the prior year.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
General and administrative	$8,938	$4,521	$4,417	98%
The increase in general and administrative expense for the three months ended March 31, 2020, compared to the same period of the prior year, was primarily driven by an increase of $4.0 million in personnel expense, including one-time charges of an expected $1.0 million in severance payments and an expected $3.0 million in additional non-cash stock-based compensation expense resulting from the acceleration of the vesting of equity awards to our former CEO in connection with his departure from the Company. The increase in general and administrative expense was also attributable to an increase of $397 thousand in professional services expense.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Research and development	$6,079	$6,343	$(264)	(4)%

The decrease in research and development expense for the three months ended March 31, 2020, compared to the same period of the prior year, was primarily driven by decreases of $114 thousand in depreciation expense, $96 thousand in intellectual property expense, and $45 thousand in professional services expense.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Other expense	$(1,988)	$(1,154)	$(834)	72%

Other expense represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other expense for the three months ended March 31, 2020, compared to the same period of the prior year, were primarily due to higher interest expense from borrowings under our LSA.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Income tax expense	$15	$16	$(1)	(6)%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of March 31, 2020, we had $57.7 million of working capital, including $47.1 million in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	March 31,
Three months ended (in thousands):	2020	2019
Net cash used in operating activities	$(7,605)	$(8,181)
Net cash used in investing activities	(12,665)	(4,547)
Net cash provided by financing activities	2,140	11,726
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31	20
Net decrease in cash, cash equivalents, and restricted cash	$(18,099)	$(982)

Cash used in operating activities
Net cash used in operating activities decreased $576 thousand for the three months ended March 31, 2020 compared to the same period of the prior year. The decrease in cash used in operating activities was primarily due to a decrease of $5.1 million in net loss and a $3.1 million increase in non-cash adjustments. The decrease in cash used in operating activities was partially offset by a decrease of $7.6 million from changes in operating assets and liabilities. The changes in operating assets and liabilities is primarily a result of an increase in accounts receivable and a decrease in inventory due to the growth of ePlex product revenue and an increase in other current and non-current liabilities, partially offset by a decrease in accounts payable.

Cash used in investing activities
Net cash used in investing activities increased by $8.1 million for the three months ended March 31, 2020, compared to the same period of the prior year, primarily due to an increase in the purchase of marketable securities of $2.6 million, a decrease in the marketable securities used to fund operations of $4.9 million, and an increase in purchases of property and equipment of $619 thousand.

Cash provided by financing activities
Net cash provided by financing activities decreased by $9.6 million for the three months ended March 31, 2020, compared to the same period of the prior year, primarily due to a decrease in proceeds from net borrowings of $11.4 million and a decrease in proceeds from stock option exercises of $327 thousand. The decrease in cash provided by financing activities was partially offset by an increase of $2.2 million in net proceeds from the issuance of common stock under our Distribution Agreement.

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

Loan and Security Agreement
In February 2019, or the Effective Date, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the LSA and certain subsequent amendments, the Lenders have provided us with $70 million in a series of term loans, of which $50 million was funded on the Effective Date and an additional

$20 million was funded in December 2019 upon our achievement of a designated amount of product revenues on a trailing six-month basis.

The term loans under the LSA accrue interest at a floating per annum rate in effect from time-to-time equal to (a) the greater of 2.51% or the one-month Intercontinental Exchange Benchmark Administration, Ltd. rate then in effect as of the applicable payment date, plus plus (b) 5.90% per annum. We are only required to make interest payments on amounts borrowed pursuant to the term loans from the applicable funding date until February 28, 2022, or the Interest Only Period. Following the Interest Only Period, monthly installments of principal and interest under the term loans will be due until the original principal amount and applicable interest is fully repaid by February 1, 2023.

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

Equity Distribution Agreement
In August 2019, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $35 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We are not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the three months ended March 31, 2020, we sold 363,120 shares of common stock under the Distribution Agreement at a weighted average price per share of $6.13 resulting in aggregate gross proceeds of $2.2 million. We incurred $67 thousand in commissions paid to Canaccord in connection with such sales. As of March 31, 2020, we can issue up to $19.7 million in additional shares of our common stock under the Distribution Agreement.

Biomedical Advanced Research and Development Authority (BARDA) Funding
In March 2020, we were awarded up to $749 thousand from the Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to develop and pursue FDA Emergency Use Authorization (EUA) of a diagnostic panel that incorporates the new SARS-CoV-2 viral target into our existing ePlex RP Panel.

Letter of Credit
In September 2012, we provided a $758 thousand letter of credit issued by Banc of California to the landlord of our executive office facility in Carlsbad, California. This letter of credit was secured with $758 thousand of restricted cash at March 31, 2020 and December 31, 2019, respectively.

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

Contractual Obligations
As of March 31, 2020, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2020, there have been no material changes in our market risks described at December 31, 2019.

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

Interest Rate Risk
As of March 31, 2020, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

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

We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We may not successfully commercialize our ePlex system at the levels we anticipate.

Our current plan for achieving positive cash flow and our future growth projections relies upon the successful commercialization of our ePlex system at the levels we project. Our ePlex system integrates automated nucleic acid extraction and amplification with our eSensor technology to allow operators to place raw or minimally prepared patient samples directly into our test cartridges and obtain clinically relevant results. We believe that our ePlex system offers certain advantages over competitive systems, including superior multiplexing capability, reduced hands-on processing time, and testing capacity and flexibility, among other attributes. However, the commercial success of ePlex will depend on a number of factors, including, but not limited to:

•Our ability to consistently manufacture highly complex products that deliver valid and accurate results at the level required for large-scale market adoption;
•product reliability;
•overall market acceptance;
•our ability to offer a broad and clinically relevant test menu at a competitive price;
•our ability to overcome technical limitations in connection with the development of new products;
•our ability to effectively sell our products into integrated delivery networks and group purchasing organizations;
•adequate reimbursement for our products; and
•the development of clinical utility and health economic evidence to support adoption of our products.

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

Our business is subject to risks associated with widespread public health crises, including the current COVID-19 pandemic.*

Our business could be adversely affected by the widespread outbreak of a contagious disease, such as the recent outbreak of respiratory illness caused by the novel coronavirus (COVID-19). In March 2020, we received Emergency Use Authorization (EUA) from the FDA for our ePlex SARS-CoV-2 test. We have also experienced a recent increase in demand for our respiratory products, including our ePlex Respiratory Pathogen (RP) Panel and SARS-CoV-2 test due to the COVID-19 pandemic. In addition, we were recently awarded up to $749,000 from the Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services (HHS) Office of the Assistant Secretary for Preparedness and Response (ASPR), to develop and pursue an EUA of a diagnostic panel that incorporates the new SARS-CoV-2 viral target into our existing ePlex RP Panel (ePlex RP2). If the FDA were to withdraw its EUA for our ePlex SARS-CoV-2 test, or if the FDA determines that an EUA is no longer an appropriate regulatory pathway for ePlex RP2, it may be more complex, time-consuming, and costly to obtain regulatory approval for such products and our business results and financial performance may be adversely affected.

We are monitoring the global pandemic of COVID-19 and have implemented mitigation measures for potential risks to our employees. It is critical that we keep our employees safe and informed in order to maintain our ongoing business operations and employee safety. We have taken precautions related to employee screening, social distancing, and facility hygiene, as well as imposed certain travel limitations on our employees and encouraged our employees to work remotely, if possible. Nevertheless, an outbreak of COVID-19 or any other contagious disease among our critical employee population, or travel restrictions or other actions imposed by governmental authorities as a result of the pandemic, could materially and adversely disrupt our ability to manufacture and distribute our products, develop additional products, and/or service and support our customers.

We are also evaluating the potential impacts of the current pandemic on our global supply chain and are working closely with our suppliers and governmental authorities to ensure continued access to key raw materials, supplies, and personal protective equipment needed to manufacture our products. This is a rapidly evolving situation, and we will continue to monitor developments affecting our customers, employees and suppliers and take additional precautions we believe are warranted. The extent of the impact of COVID-19 on our business, financial condition, and results of operations remains uncertain.

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.*

As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and is considered exempt under various stay at home/shelter in place orders, including the California Executive Order N-33-20 (“Stay at Home Order”) dated March 19, 2020. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, temperature checking, and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among its workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

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

Many other factors may affect the market acceptance and commercial success of our molecular diagnostic technology and products, including:

•the relative convenience, ease of use, accuracy, reliability, validity, scalability, cost, and time-to-result of our diagnostic products over competing products;
•the introduction of new technologies and competing products that may make our technologies and products a less attractive solution for our target customers;
•the breadth and relevance of our menu of available diagnostic test panels relative to our competitors;
•our success in training our customers in the proper use of our products;
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

Our diagnostic test panels also face competition from LDTs developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical studies and FDA review and clearance or approval that may apply to our diagnostic products. In addition, our ePlex SARS-CoV-2 test and, if and when commercially available, our ePlex RP2 Panel are and/or will face significant competition by numerous companies that have received or are expected to receive EUA from the FDA for tests or multiplex panels that are designed to detect the virus which leads to COVID-19.

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

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost effective manner.*

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. In addition, we have experienced a significant increase in demand for our ePlex RP Panel and ePlex SARS-CoV-2 test as a result of the current COVID-19 pandemic. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support customer demand or our product development timelines. If we or our key suppliers encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, rapid increases in demand, and/or availability or the quality of subcomponents, equipment, and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all. In addition, we may encounter difficulties managing our supply chain and ensuring timely delivery of sufficient quantities of our products. If we are unable to manage such difficulties, we may be unable to meet our product commitments which would adversely impact our financial results and our reputation may suffer.

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
•the imposition of tariffs on certain product components based on our suppliers' location;
•the potential for financial hardship or other detrimental circumstances at key suppliers that may impact our ability to source key materials or services required for the manufacturing of our products; and
•increases in prices of raw materials and key components.

The manufacturing operations for our test panel cartridges use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly and time consuming to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facilities or the facilities of any of our key suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, global health pandemics or otherwise, would limit our ability to meet customer demand for our products and would have a material adverse effect on our business, financial condition, and results of operations. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter.

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

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.*

Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations and available therapies. For example, the recent COVID-19 pandemic has significantly increased the demand for our ePlex RP and ePlex SARS-CoV-2 test. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year within the Northern hemisphere. New information or the introduction of advanced treatment options with respect to a particular disease may also affect the rate of related diagnostic testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity, and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict the impact of new therapies on disease prevalence or changes to infectious disease testing recommendations affecting our products. As a result of one or more of these factors, we may not be able to accurately forecast sales from our infectious disease products.

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
•the expenses we incur to increase our manufacturing capabilities, including expenses to purchase capital equipment and increase our manufacturing capacity and yield;
•the expenses we incur for research and development required to maintain and improve our technology, including developing new ePlex test menu;
•the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•the expenses we incur in connection with commercialization activities, including product marketing, sales, and distribution expenses;
•the expenses we incur in licensing technologies or securing rights to new products from third parties to expand the menu of products and services we plan to offer;
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

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We obtained 510(k) clearance from the FDA for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel; the ePlex BCID-GP Panel; the ePlex BCID-GN Panel; and the ePlex BCID-FP Panel. We have also obtained EUA for our ePlex SARS-CoV-2 test. We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings, including our ePlex RP2 and Gastrointestinal Pathogen Panels, which will require clinical studies and subsequent 510(k) clearance, pre-market approval, or EUA by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of new ePlex molecular diagnostic tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

We must comply with certain affirmative and negative covenants under our credit facility, including covenants that limit or restrict our ability to, among other things:

•incur additional indebtedness or issue certain preferred shares;
•pay dividends on, repurchase or make distributions in respect of, our capital stock or make other restricted payments;
•make certain investments or acquisitions;
•sell certain assets;
•create liens; or
•enter into certain transactions with our affiliates.

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

Economic conditions and an uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.*

Global economic conditions may remain challenging and uncertain for the foreseeable future, particularly in light of the recent COVID-19 pandemic. These conditions may not only limit our access to capital but also make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to experience operating disruptions or slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past. Additionally, these economic conditions and market turbulence may also impact our suppliers, causing them to be unable to supply sufficient quantities of customized components in a timely manner, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Separation Agreement with Hany Massarany
Effective May 3, 2020, we entered into the Separation Agreement and General Release, or the Separation Agreement, with our former President and Chief Executive Officer, Hany Massarany. Pursuant to the terms of the Separation Agreement and Mr. Massarany's Executive Employment Agreement dated April 5, 2011, Mr. Massarany will receive an annual bonus payment under our 2019 Bonus Plan of $257,500, less applicable withholdings. In addition, Mr. Massarany will receive a severance payment in the amount of $1,005,000, less applicable withholdings, and will be reimbursed for his group health insurance premiums pursuant to the terms of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for one year following his separation date. All unvested restricted stock units held by Mr. Massarany as of his separation date will accelerate and vest and be settleable on October 1, 2020 in exchange for 375,889 shares of our common stock. All market-based stock units held by Mr. Massarany as of his separation date will accelerate and vest and become settable in exchange for the actual number of shares of our common stock earned pursuant to the terms of such awards as the applicable performance periods are completed. In addition, Mr. Massarany's outstanding unvested stock options will accelerate and vest and remain exercisable until their applicable expiration date.

Appointment of President and Chief Executive Officer and as a Class II Director
Effective as of May 2, 2020, our Board of Directors named Scott Mendel, currently our interim President and Chief Executive Officer, as the Company’s permanent Chief Executive Officer. Mr. Mendel has served as our interim President and Chief Executive Officer since February 10, 2020. Our Board of Directors has not approved any change to Mr. Mendel’s previously disclosed compensation arrangements.

In addition, in connection with his appointment as President and Chief Executive Officer, our Board of Directors appointed Scott Mendel to serve as a Class II director, effective as of May 2, 2020, for a term expiring at our 2021 annual meeting of stockholders. There were no arrangements or understandings between Mr. Mendel and any other persons pursuant to which he was appointed President and Chief Executive Officer or as a director, and there are no related persons transactions (within the meaning of Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission) between us and Mr. Mendel required to be disclosed herein.

ITEM 6.  EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 19, 2010).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.1
Separation Agreement and General Release by and between James McNally and Clinical Micro Sensors, Inc. d.b.a. GenMark Diagnostics, Inc. (incorporated by reference herein to our Form 10-K filed with the SEC on March 2, 2020).

10.2
Third Amendment to Loan and Security Agreement dated as of February 27, 2020 by and among GenMark Diagnostics, Inc., and its domestic subsidiaries, as co-borrowers, and Solar Capital Ltd. and the financial institutions that are or become parties to the Agreement, as Lenders (incorporated by reference herein to our Form 10-K filed with the SEC on March 2, 2020).+

10.3	Executive Employment Agreement dated February 27, 2020 by and between the Company and Scott Mendel (incorporated by reference herein to our Form 8-K filed with the SEC on March 2, 2020).*

10.4	The GenMark Diagnostics, Inc. 2020 Bonus Plan (incorporated by reference to our Form 8-K filed with the SEC on March 2, 2020).*

10.5	Separation Agreement and General Released dated April 25, 2020 by and between the Company and Hany Massarany.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.
+ Pursuant to SEC rules, certain confidential portions of such document have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	May 4, 2020	By:	/s/ SCOTT MENDEL
Scott Mendel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2020	By:	/s/ JOHNNY EK
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)