Form 10-Q
period 2020-06-30
GenMark Diagnostics, Inc.
filed 2020-08-04
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of outstanding shares of the registrant’s common stock on July 30, 2020 was 71,071,323.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS:
Current Assets:
Cash and cash equivalents	$82,421	$44,360
Short-term marketable securities	50,374	9,100
Accounts receivable, net of allowances of $1,132 and $376, respectively	17,867	16,759
Inventories, net	14,927	11,301
Prepaid expenses and other current assets	1,823	1,877
Total current assets	167,412	83,397

Property and equipment, net	19,420	20,419
Intangible assets, net	1,137	1,432
Restricted cash	1,646	758
Noncurrent operating lease right-of-use assets	4,372	4,642
Other long-term assets	1,026	825
Total assets	$195,013	$111,473

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$15,421	$12,249
Accrued compensation	8,609	7,493
Current operating lease liability	1,870	1,842
Other current liabilities	3,245	2,732
Total current liabilities	29,145	24,316

Long-term debt	70,189	69,145
Noncurrent operating lease liability	5,217	5,796
Other noncurrent liabilities	285	53
Total liabilities	104,836	99,310

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 70,693 and 60,255 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7	6
Additional paid-in capital	615,995	526,294
Accumulated deficit	(525,925)	(514,233)
Accumulated other comprehensive income	100	96
Total stockholders’ equity	90,177	12,163
Total liabilities and stockholders’ equity	$195,013	$111,473

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$39,460	$18,071	$77,813	$39,282
Other revenue	626	303	1,015	625
Total revenue	40,086	18,374	78,828	39,907
Cost of revenue	24,235	11,801	46,825	27,471
Gross profit	15,851	6,573	32,003	12,436
Operating expenses:
Sales and marketing	6,285	5,803	12,425	11,712
General and administrative	4,622	4,931	13,560	9,452
Research and development	7,637	7,749	13,716	14,092
Total operating expenses	18,544	18,483	39,701	35,256
Loss from operations	(2,693)	(11,910)	(7,698)	(22,820)
Other income (expense):
Interest income	109	179	241	312
Interest expense	(2,037)	(1,528)	(4,128)	(2,804)
Other expense	—	(4)	(29)	(15)
Total other expense	(1,928)	(1,353)	(3,916)	(2,507)
Loss before provision for income taxes	(4,621)	(13,263)	(11,614)	(25,327)
Income tax expense	63	45	78	61
Net loss	$(4,684)	$(13,308)	$(11,692)	$(25,388)
Net loss per share, basic and diluted	$(0.07)	$(0.23)	$(0.18)	$(0.45)
Weighted average number of shares outstanding, basic and diluted	66,528	57,171	63,597	56,878

Other comprehensive loss:
Net loss	$(4,684)	$(13,308)	$(11,692)	$(25,388)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	10	15	(29)	9
Net unrealized gains on marketable securities, net of tax	29	6	33	8
Total other comprehensive income (loss)	39	21	4	17
Total comprehensive loss	$(4,645)	$(13,287)	$(11,688)	$(25,371)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(11,692)	$(25,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,479	3,616
Net amortization (accretion) of premiums/discounts on investments	34	(98)
Amortization of deferred debt issuance costs	1,145	816
Stock-based compensation	8,048	5,711
Provision for bad debt	766	46
Non-cash inventory adjustments	850	897
Other non-cash adjustments	(49)	125
Changes in operating assets and liabilities:
Accounts receivable	(1,866)	4,720
Inventories	(4,960)	(1,387)
Prepaid expenses and other assets	(382)	(784)
Accounts payable	3,598	(1,143)
Accrued compensation	624	(2,490)
Other current and non-current liabilities	790	(257)
Net cash provided by (used in) operating activities	385	(15,616)
Investing activities:
Purchases of property and equipment	(1,703)	(467)
Purchases of marketable securities	(52,123)	(19,440)
Proceeds from sales of marketable securities	1,193	—
Maturities of marketable securities	9,655	10,800
Net cash used in investing activities	(42,978)	(9,107)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	78,078	464
Principal repayment of borrowings	(33)	(35,140)
Proceeds from borrowings	—	50,000
Payments associated with debt issuance	(100)	(3,588)
Proceeds from stock option exercises	3,575	432
Net cash provided by financing activities	81,520	12,168
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,949	(12,553)
Cash, cash equivalents, and restricted cash at beginning of year	45,118	37,044
Cash, cash equivalents, and restricted cash at end of period	$84,067	$24,491
Non-cash investing and financing activities:
Transfer of systems to property and equipment from inventory	$483	$822
Property and equipment included in accounts payable	$807	$18
Supplemental cash flow information:
Cash paid for income taxes, net	$48	$104
Cash paid for interest	$3,080	$1,837

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—March 31, 2020	61,333	6	534,177	61	(521,241)	13,003
Stock-based compensation expense	—	—	2,428	—	—	2,428
Issuance of employee stock purchase plan shares	103	—	488	—	—	488
Restricted stock awards issued, net of cancellations	277	—	—	—	—	—
Shares issued under stock-based compensation plans	638	—	3,472	—	—	3,472
Net loss	—	—	—	—	(4,684)	(4,684)
Issuance of common stock, net of offering costs	8,342	1	75,430	—	—	75,431
Foreign currency translation adjustments	—	—	—	10	—	10
Unrealized gain on marketable securities	—	—	—	29	—	29
Balance—June 30, 2020	70,693	$7	$615,995	$100	$(525,925)	$90,177

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

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Par Value
Balance—December 31, 2019	60,255	6	526,294	96	(514,233)	12,163
Stock-based compensation expense	—	—	8,048	—	—	8,048
Issuance of employee stock purchase plan shares	103	—	488	—	—	488
Restricted stock awards issued, net of cancellations	971	—	—	—	—	—
Shares issued under stock-based compensation plans	659	—	3,575	—	—	3,575
Net loss	—	—	—	—	(11,692)	(11,692)
Issuance of common stock, net of offering costs	8,705	1	77,590	—	—	77,591
Foreign currency translation adjustments	—	—	—	(29)	—	(29)
Unrealized gain on marketable securities	—	—	—	33	—	33
Balance—June 30, 2020	70,693	$7	$615,995	$100	$(525,925)	$90,177

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

In June 2020, the Company made a policy election to reclassify freight revenue from product revenue to other revenue. The Company reclassified freight revenue of $149,000 and $309,000 for the three and six months ended June 30, 2019 from product revenue to other revenue to conform with the current year presentation. The reclassification had no impact to total revenue for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $525,925,000 as of June 30, 2020. The Company's ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of June 30, 2020, the Company had available cash, cash equivalents, and marketable securities of $132,795,000 and working capital of $138,267,000 available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company's current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduced a new methodology for recognizing credit losses on financial instruments. The new standard requires entities to measure financial instruments at their amortized cost basis, net of an allowance for credit losses. The allowance for credit losses must reflect an entity's current estimate of all expected credit losses. The new guidance also requires entities to present credit losses on debt securities accounted for under the available-for-sale method as an allowance rather than a write down. The Company adopted the new standard in the first quarter of 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020.

Revenue
The Company recognizes revenue from operations through the sale of products and other services. Product revenue comprises the sale of diagnostic tests and instruments. Other revenue primarily consists of freight revenue and revenue from extended service agreements.

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

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue Source:
ePlex product revenue	$35,216	$11,935	$69,185	$27,466
XT-8 product revenue	4,244	6,136	8,628	11,816
Total product revenue	39,460	18,071	77,813	39,282
License and other revenue	626	303	1,015	625
Total revenue	$40,086	$18,374	$78,828	$39,907

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

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and was $1,646,000 and $758,000 as June 30, 2020 and December 31, 2019, respectively, which represented an amount held as security for the Company’s facility lease agreements.

The following table shows a reconciliation of the Company's cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents, and restricted cash in the Unaudited Condensed Consolidated Statement of Cash Flows as of June 30, 2020 and 2019 (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$82,421	$23,733
Restricted cash	1,646	758
Total cash, cash equivalents, and restricted cash	$84,067	$24,491

Receivables
Accounts receivable consists of amounts due to the Company from the sale of products and services to customers. Accounts receivable is recognized at amortized cost and is recorded net of an allowance for credit losses. The Company views its accounts receivable as a single portfolio and considers period of delinquency, historical collection rates, and customer specific factors in determining its allowance for credit losses. The allowance for credit losses as of June 30, 2020 and 2019, comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$405	$75	$376	$75
Provision for credit losses	737	46	766	46
Write off of uncollectible accounts	(10)	(14)	(10)	(14)
Ending balance	$1,132	$107	$1,132	$107

Product Warranties
The Company generally offers a one-year warranty for instruments and a 60-day warranty for consumables sold to customers. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. The Company periodically assesses the adequacy of its warranty reserve and adjusts the amount as appropriate.

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

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are recorded in the consolidated balance sheets as noncurrent operating lease ROU assets and current and noncurrent operating lease liabilities. Finance leases are recorded in the consolidated balance sheets as other noncurrent assets and other current and noncurrent liabilities.

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

The calculations of diluted net loss per share for the three and six months ended June 30, 2020 and 2019 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options outstanding to purchase common stock	1,305	2,130	1,305	2,130
Other unvested equity awards	3,645	3,846	3,645	3,846
Total	4,950	5,976	4,950	5,976

3. Stock-Based Compensation

Equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under the Company's equity plans, in connection with the hiring or retention of personnel and are subject to certain conditions. In May 2020, the Company’s stockholders approved the Company's 2020 Equity Incentive Plan, or the 2020 Plan. Prior to the adoption of the 2020 Plan, the Company granted equity awards under its 2010 Equity Incentive Plan, as amended, or the 2010 Plan, which expired in May 2020. The Company recognizes stock-based compensation expense related to stock options, restricted stock units, and market-based stock units granted to employees, directors, and non-employee advisors in exchange for services under the 2020 Plan and 2010 Plan, or the Equity Plans, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the Equity Plans is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award reduces the number of shares available for grant under the Plans. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administrative expense based on employees' respective function. During the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $8,048,000 and $5,711,000, respectively. The Company recognized stock-based compensation expense of $2,428,000 and $3,167,000, respectively, during the three months ended June 30, 2020 and 2019.

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

All stock options granted under the Plans are exercisable at a per share price equal to the closing quoted market price of a share of the Company’s common stock on the NASDAQ Global Market on the grant date and generally vest over a period of four years. Stock options are generally exercisable for a period of up to ten years after grant and are typically forfeited if employment is terminated before the options vest.

The Company's stock option activity for the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,037,132	$9.53
Exercised	(716,312)	$5.63
Cancelled	(15,444)	$12.07
Outstanding at June 30, 2020	1,305,376	$11.64
Vested and expected to vest at June 30, 2020	1,305,376	$11.64
Exercisable at June 30, 2020	1,305,376	$11.64

There were 1,305,376 stock options exercisable and outstanding as of June 30, 2020, all of which were granted under the 2010 Plan and which had a remaining weighted average contractual term of 3.85 years and an aggregate intrinsic value of $4,007,000. The Company has recognized all compensation expense related to stock options granted under the 2010 Plan. The Company has not granted any stock options under the 2020 Plan.

Restricted Stock Units
Restricted stock units granted under the Plans generally vest over a period of between one and four years and are typically forfeited if service to the Company ceases before the restricted stock units vest. The compensation expense related to the restricted stock units is calculated as the fair market value of the Company's stock on the grant date and is adjusted for estimated forfeitures. Restrictions expire after the grant date in accordance with specific provisions in the applicable award agreement.

The Company’s restricted stock unit activity for the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	2,669,499	$6.42
Granted	1,911,136	$4.24
Vested	(1,181,901)	$6.42
Cancelled	(278,083)	$6.14
Unvested at June 30, 2020	3,120,651	$5.11

As of June 30, 2020, there was $12,733,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.32 years. The total grant date fair value of restricted stock units that vested during the six months ended June 30, 2020 and 2019 was $5,337,000 and $5,047,000, respectively.

Market-Based Stock Units
The Company granted market-based stock units in each of February 2020, 2019, and 2018, which may result in the recipient receiving shares of stock equal to 200% of the target number of units granted. The vesting and issuance of Company stock pursuant to market-based stock units depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of June 30, 2020, there was $1,444,000 of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 2.00 years.

The Company’s market-based stock unit activity for the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	454,229	$9.40
Granted	321,250	$4.39
Vested	(181,667)	$9.52
Cancelled	(69,378)	$9.17
Unvested at June 30, 2020	524,434	$6.32

The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market conditions based on simulated future stock prices, with the following assumptions for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of June 30, 2020, there were 627,886 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during each of the three and six months ended June 30, 2020 and 2019.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the Unaudited Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$310	$248	$549	$452
Sales and marketing	628	792	1,281	1,411
Research and development	553	449	973	872
General and administrative	937	1,678	5,245	2,976
Total stock-based compensation expense	$2,428	$3,167	$8,048	$5,711

Stock-based compensation capitalized during the periods presented was not material and there was no unrecognized tax benefit related to stock-based compensation for either of the six months ended June 30, 2020 and 2019.

4. Stockholders' Equity

On May 6, 2020, the Company entered into an Underwriting Agreement, or the Underwriting Agreement, with Cowen and Company, LLC and William Blair & Company, LLC acting as joint book-running managers and as representatives of the underwriters named therein, or collectively, the Underwriters, relating to the issuance and sale of 7,253,886 shares of the Company’s common stock, par value $0.0001 per share, or the Offering. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,088,082 shares of common stock. The Company closed the Offering on May 11, 2020 and sold 8,341,968 shares of common stock, including the full exercise of the Underwriters' option, at a public offering price of $9.65 per share before underwriting fees and discounts. The Company raised $80,500,000 in gross proceeds from the Offering and incurred $4,830,000 in underwriters’ discounts and $240,000 in professional services related to the Offering.

On August 5, 2019, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company is not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the six months ended June 30, 2020, the Company sold 363,120 shares of common stock under the Equity Distribution Agreement at a weighted average price per share of $6.13 resulting in aggregate gross proceeds of $2,227,000. The Company incurred $67,000 in commissions paid to Canaccord in connection with such sales. As of June 30, 2020, the Company may issue up to an additional $19,714,000 of its common stock under the Distribution Agreement.

5. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of June 30, 2020 and December 31, 2019 (in thousands):

Inventory

	June 30, 2020	December 31, 2019
Raw materials	$6,761	$3,408
Work-in-process	4,548	3,776
Finished goods	3,618	4,117
Total inventories	$14,927	$11,301

Property and Equipment, Net

	June 30, 2020	December 31, 2019
Property and equipment — at cost:
Machinery and laboratory equipment	$18,099	$16,551
Instruments	14,708	16,796
Office equipment	2,236	2,150
Leasehold improvements	11,993	11,896
Total property and equipment — at cost	47,036	47,393
Less: accumulated depreciation	(27,616)	(26,974)
Property and equipment, net	$19,420	$20,419

6. Intangible Assets, Net

Intangible assets as of each of June 30, 2020 and December 31, 2019 comprised the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(3,613)	$1,137	$4,750	$(3,318)	$1,432

Intellectual property licenses have a weighted average remaining amortization period of 1.94 years as of June 30, 2020. Amortization expense for these licenses was $147,000 and $148,000 for the three months ended June 30, 2020 and 2019, respectively, and was $295,000 and $296,000 during the six months ended June 30, 2020 and 2019, respectively.

Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2020	$296
2021	591
2022	250
Total	$1,137

7. Marketable Securities

The following table summarizes the Company’s marketable securities as of each of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$21,791	$31	$—	$21,822
U.S. government and agency securities	1,500	—	—	1,500
Commercial paper	27,051	1	—	27,052
Total	$50,342	$32	$—	$50,374

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$9,099	$2	$(1)	$9,100
Total	$9,099	$2	$(1)	$9,100

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$64,230	$—	$—	$64,230
Marketable securities
Corporate notes and bonds	—	21,822	—	21,822
U.S. government and agency securities	—	1,500	—	1,500
Commercial paper	—	27,052	—	27,052
Total	$64,230	$50,374	$—	$114,604

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$19,647	$—	$—	$19,647
Marketable securities
Corporate notes and bonds	—	9,100	—	9,100
Total	$19,647	$9,100	$—	$28,747

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

9. Long-term debt

As of June 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term Loan	70,000	70,000
Final fee obligation	4,865	4,165
Unamortized issuance costs	(4,676)	(5,020)
Total debt, net	70,189	69,145
Current portion of long-term debt	—	—
Long-term debt	$70,189	$69,145

Term Loans
On February 1, 2019, or the Effective Date, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the LSA, the Lenders have provided the Company with a total of $70,000,000 in a series of term loans, or, collectively, the Term Loans, of which $50,000,000, was funded on the Effective Date and an additional $20,000,000, was funded in December 2019 upon the Company's achievement of a designated amount of product revenues on a trailing six-month basis.

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

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the New LSA. As of June 30, 2020, the Company was in compliance with all covenants under the LSA.

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

Debt Issuance Costs
As of June 30, 2020 and December 31, 2019, the Company had $4,676,000 and $5,020,000, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $549,000 and $450,000 for the three months ended June 30, 2020 and 2019, respectively, and $1,145,000 and $816,000 for the six months ended June 30, 2020 and 2019, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
The Company has provided an aggregate of $1,604,000 in letters of credit to the landlords of certain of its leased facilities and maintains $42,000 in required minimum account balances with the financial institutions issuing such letters of credit. As a result, the Company maintains $1,646,000 of restricted cash in connection with these lease agreements as of June 30, 2020.

10. Leases

The Company has operating lease agreements for its office, manufacturing, warehousing and laboratory space. Rent and operating expenses charged under these arrangements was $468,000 and $483,000 for the three months ended June 30, 2020 and 2019, respectively, and $952,000 and $1,009,000 for the six months ended June 30, 2020 and 2019.

The Company reported noncurrent operating lease ROU assets of $4,372,000 and $4,642,000, current operating lease liabilities of $1,870,000 and $1,842,000, and noncurrent operating lease liabilities of $5,217,000 and $5,796,000, respectively as of June 30, 2020 and December 31, 2019. The Company's operating lease liabilities were measured at a weighted average discount rate of 11.2% and have a weighted average remaining term of 4.49 years.

As of June 30, 2020, the future minimum lease payments required under the Company's operating lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2020	$990
2021	2,015
2022	2,077
2023	1,939
2024	1,383
Thereafter	701
Total	9,105
Less: imputed interest	(2,018)
Total operating lease liabilities	$7,087

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

As of June 30, 2020, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax expense of $63,000 and $45,000 for the three months ended June 30, 2020 and 2019, respectively, and $78,000 and $61,000 for the six months ended June 30, 2020 and 2019, respectively.

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

12. Subsequent Events

On July 2, 2020, the Company entered into a Single Tenant Industrial Triple Net Lease, or the Lease, with Icon Owner Pool 1 West/Southwest, LLC, as landlord, or the Landlord. Pursuant to the Lease, the Company has leased an approximately 73,000 square foot facility in Carlsbad, California, or the Facility, which the Company may use for manufacturing, research and development, office, and/or distribution purposes.

The original term of the Lease runs through June 30, 2031, provided that the Company may, subject to certain customary conditions as set forth in the Lease, extend the term of the Lease at fair market rental value for two additional five-year periods upon at least 12-months’ written notice prior to the end of the then-current term of the Lease. In addition, subject to the terms and conditions of the Lease, the Landlord has granted the Company an ongoing right of first refusal to lease two additional buildings located adjacent to the Facility. Under the Lease, the Company will pay the Landlord base rent commencing on February 1, 2021 of approximately $116,200 per month, which base rent amount will increase annually at a rate of 3%. The base rent amount payable by the Company is in addition to “triple net” operating expenses payable by the Company, as set forth in the Lease. In addition, the Company has provided the Landlord a standby letter of credit in the amount of approximately $846,000 as security for the Company’s full performance of its obligations under the Lease. In connection with entering into the Lease, and subject to the terms and conditions set forth therein, the Landlord has agreed to provide the Company a tenant improvement allowance for the Facility in an amount up to $4,274,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2020 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the six months ended June 30, 2020 and 2019 were approximately $11.7 million and $25.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $525.9 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations.

Our Products and Technology
We offer our ePlex sample-to-answer instrument and Respiratory Pathogen (RP) Panel, Blood Culture Identification Gram-Positive (BCID-GP) Panel, Blood Culture Identification Gram-Negative (BCID-GN) Panel, and Blood Culture Identification Fungal Pathogen (BCID-FP) Panel for sale in the United States and internationally. In addition, in response to the COVID-19 outbreak, we received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration, or the FDA, in March 2020 for our ePlex SARS-CoV-2 test. We have also submitted an EUA to the FDA for our ePlex Respiratory Pathogen Panel 2 (RP2) during June 2020, which is designed to provide results for SARS-CoV-2 in addition to the other respiratory viruses contained on our ePlex RP Panel. We are also developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

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

Revenue
Revenue from operations includes revenue from the sale of our products and other services. Product revenue comprises the sale of diagnostic tests and instruments. In addition to selling our instruments, we also place our instruments with customers through a reagent rental agreement, under which we retain title to the instrument and customers generally commit to purchasing minimum quantities of reagents and test cartridges over a period of one to five years. Under our reagent rental agreements, a portion of the price charged to customers from the sale of test cartridges is attributable to the usage fee for the instrument. Other revenue primarily consists of freight revenue and revenue from extended service agreements.

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

General and Administrative Expenses
Our general and administrative expenses include costs associated with our executive, accounting and finance, compliance, information technology, legal, facilities, human resources, administrative, and investor relations activities. These expenses consist primarily of salaries, benefits, stock-based compensation, independent auditor costs, legal fees, consultant costs, insurance premiums, and public company expenses, such as stock transfer agent fees and listing fees for NASDAQ.

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

Results of Operations — Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
Revenue	$40,086	$18,374	$21,712	118%	$78,828	$39,907	$38,921	98%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $21.7 million or 118%, during the three months ended June 30, 2020 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the three months ended June 30, 2020, ePlex product revenue increased by $23.3 million or 195%, to $35.2 million primarily due to increases in the sale of SARS-CoV-2 test consumables and instrument sales to both new and existing customers. Sales of SARS-CoV-2 test consumables represented 48% of total ePlex product revenue during the three months ended June 30, 2020. XT-8 product revenue decreased by $1.9 million over the prior year period, or 31%, to $4.2 million during the three months ended June 30, 2020 due to decreased sales volumes.

Revenue increased by $38.9 million or 98% during the six months ended June 30, 2020 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the six months ended June 30, 2020, ePlex product revenue increased by $41.7 million or 152%, to $69.2 million primarily due to increases in the sale of our respiratory and SARS-CoV-2 test consumables and instrument sales to both new and existing customers. Sales of SARS-CoV-2 test consumables represented 27% of total ePlex product revenue during the six months ended June 30, 2020. XT-8 product revenue decreased by $3.2 million over the prior year period, or 27%, to $8.6 million during the six months ended June 30, 2020, primarily due to decreased sales volumes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
Cost of revenue	$24,235	$11,801	$12,434	105%	$46,825	$27,471	$19,354	70%
Gross profit	$15,851	$6,573	$9,278	141%	$32,003	$12,436	$19,567	157%
Gross margin	40%	36%			41%	31%

The increase in cost of revenue for the three months ended June 30, 2020, compared to the same period of the prior year was a result of the growth in ePlex product revenue, which increased by 195% versus the same period of the prior year and represented 88% of total revenue for the current period. Standard product costs in the current quarter increased by $11.1 million as compared to the same period of the prior year due to increases in ePlex product revenue. Cost of revenue in the current period also increased by $935 thousand in royalties expense, $220 thousand in freight expense, $187 thousand in inventory reserve expense, and $158 thousand in customer and product and technical support expense.

Gross profit in the three months ended June 30, 2020 increased by $9.3 million, or a gross margin increase of 4 percentage points when compared to the same period of the prior year. These increases were due to changes in the composition of ePlex product revenue and continued gains in the manufacture of ePlex consumables. ePlex instrument sales comprised a higher percentage of total product revenue and contributed to increased gross profit during the three months ended June 30, 2020 when compared to the same period of the prior year. The increase in gross margin to 40% in the current period was also attributable to the realization of manufacturing efficiencies and improvements to overhead absorption, which resulted in a decrease of $310 thousand in cost of revenue and an increase of 1 gross margin point.

The increase in cost of revenue for the six months ended June 30, 2020, compared to the same period of the prior year was a result of the growth in ePlex product revenue, which increased by 152% versus the same period of the prior year and represented 88% of total revenue for the current period. Standard product costs increased by $18.9 million in the current period when compared to the same period of the prior year due to increases in ePlex product revenue. Cost of revenue in the current period also increased by $1.4 million in royalties expense, $289 thousand in freight expense, $277 thousand in customer and product technical support expense, and $261 thousand in instrument repair expense.

Gross profit in the six months ended June 30, 2020 increased by $19.6 million, or a gross margin increase of 10 percentage points when compared to the same period of the prior year. These increases were due to changes in the composition of ePlex product revenue and continued gains in the manufacture of ePlex consumables. ePlex instrument sales comprised a higher percentage of total product revenue and contributed to increased gross profit during the six months ended June 30, 2020 when compared to the same period of the prior year. The increase in gross margin to 41% in the current period was also attributable to the realization of manufacturing efficiencies and improvements to overhead absorption, which resulted in a decrease of $1.8 million in cost of revenue and an increase of 2 gross margin points.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
Sales and marketing	$6,285	$5,803	$482	8%	$12,425	$11,712	$713	6%

The increase in sales and marketing expense for the three months ended June 30, 2020, when compared to the same period of the prior year, was primarily driven by increases of $691 thousand in bad debts expense and $355 thousand in personnel expense. The increase in sales and marketing expense was partially offset by decreases of $371 thousand in travel expense and $249 thousand in marketing expense.

The increase in sales and marketing expense for the six months ended June 30, 2020, when compared to the same period of the prior year, was primarily driven by increases of $775 thousand in personnel expense, including one-time charges of $319 thousand in severance payments and $170 thousand in additional non-cash stock-based compensation expense resulting from a reduction in headcount, $720 thousand in bad debts expense, and $211 thousand in supplies expense. The increase in sales and marketing expense was partially offset by decreases of $514 thousand in travel expense, $352 thousand in evaluation kit expense due to the commercial launch of our ePlex BCID Panel during the prior year, and $137 thousand in marketing expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
General and administrative	$4,622	$4,931	$(309)	(6)%	$13,560	$9,452	$4,108	43%
The decrease in general and administrative expense for the three months ended June 30, 2020, compared to the same period of the prior year, was primarily driven by decreases of $401 thousand in personnel expense and $141 thousand in facilities and depreciation expense. The decrease in general and administrative expense was partially offset by increases of $91 thousand in professional services expense and $65 thousand in legal expense.

The increase in general and administrative expense for the six months ended June 30, 2020, compared to the same period of the prior year, was primarily driven by an increase of $3.6 million in personnel expense, including $3 million in non-cash stock-based compensation expense resulting from the acceleration of the vesting of equity awards to our former CEO in connection with his departure, and $489 thousand in professional services expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
Research and development	$7,637	$7,749	$(112)	(1)%	$13,716	$14,092	$(376)	(3)%

The decrease in research and development expense for the three months ended June 30, 2020, compared to the same period of the prior year, was primarily driven by a decrease of $1.0 million in prototype materials used by our assay development teams, partially offset by an increase of $900 thousand in personnel expense.

The decrease in research and development expense for the six months ended June 30, 2020, compared to the same period of the prior year, was primarily driven by decreases of $1.1 million in prototype materials used by our assay development teams. The decrease in research and development expense was partially offset by an increase of $689 thousand in personnel expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
Other expense	$(1,928)	$(1,353)	$(575)	42%	$(3,916)	$(2,507)	$(1,409)	56%

Other expense represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other expense for the three and six months ended June 30, 2020, compared to the same periods of the prior year, were primarily due to higher interest expense from borrowings from our loan and security agreement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
(dollars in thousands)
Income tax expense	$63	$45	$18	40%	$78	$61	$17	28%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of June 30, 2020, we had $138.3 million of working capital, including $132.8 million in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2020 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	June 30,
Six months ended (in thousands):	2020	2019
Net cash provided by (used in) operating activities	$385	$(15,616)
Net cash used in investing activities	(42,978)	(9,107)
Net cash provided by financing activities	81,520	12,168
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$38,949	$(12,553)

Cash provided by (used in) operating activities
Net cash provided by operating activities increased by $16 million for the six months ended June 30, 2020 compared to the same period of the prior year. The increase in cash provided by operating activities was primarily due to a decrease of $13.7 million in net loss and an increase of $3.2 million in non-cash adjustments. The increase in cash provided by operating activities was partially offset by a decrease of $855 thousand from changes in operating assets and liabilities. The changes in operating assets and liabilities was primarily a result of increases in accounts payable, accrued liabilities, and other liabilities, partially offset by increases in accounts receivable and inventory.

Cash used in investing activities
Net cash used in investing activities increased by $33.9 million for the six months ended June 30, 2020, compared to the same period of the prior year, primarily due to increases of $32.7 million in purchases of marketable securities and $1.2 million in purchases of property and equipment.

Cash provided by financing activities
Net cash provided by financing activities increased by $69.4 million for the six months ended June 30, 2020, compared to the same period of the prior year, primarily due to increases of $77.6 million in net proceeds from the issuance of common stock and $3.1 million from stock option exercises. The increase in cash provided by financing activities was partially offset by $11.4 million from net borrowings under our loan and security agreement.

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

Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the six months ended June 30, 2020, we sold 363,120 shares of common stock under the Equity Distribution Agreement at a weighted average price per share of $6.13 resulting in aggregate gross proceeds of $2.2 million. We incurred $67 thousand in commissions paid to Canaccord in connection with such sales. As of June 30, 2020, the Company may issue up to an additional $19.7 million of its common stock under the Distribution Agreement.

Biomedical Advanced Research and Development Authority (BARDA) Funding
In March 2020, we were awarded up to $749 thousand from the Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to develop and pursue FDA Emergency Use Authorization (EUA) of a diagnostic panel that incorporates the new SARS-CoV-2 viral target into our existing ePlex RP Panel. In June 2020, we submitted our ePlex RP2 Panel to the FDA for EUA.

Underwriting Agreement
On May 6, 2020, the Company entered into an Underwriting Agreement, or the Underwriting Agreement, with Cowen and Company, LLC and William Blair & Company, LLC acting as joint book-running managers and as representatives of the underwriters named therein, or collectively, the Underwriters, relating to the issuance and sale of 7,253,886 shares of common stock and an option, exerciseable by the Underwriters for 30 days, to purchase up to an additional 1,088,082 shares of common stock. The Company closed the Offering on May 11, 2020 and sold 8,341,968 shares of common stock, including the full exercise of the Underwriters' option, at a public offering price of $9.65 per share before underwriting fees and discounts. The Company raised $75.4 million in net proceeds from the Offering, after deducting underwriters discounts and commissions and offering expenses.

Letter of Credit
The Company has provided an aggregate of $1.6 million in letters of credit to the landlords of certain of its leased facilities and maintains $42 thousand in required minimum account balances with the financial institutions issuing such letters of credit. As a result, the Company maintains $1.6 million of restricted cash in connection with these lease agreements as of June 30, 2020.

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

Contractual Obligations
As of June 30, 2020, there were no material changes to our contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. The Company has provided $1.6 million in letters of credit to the landlords of certain of its leased facilities, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2020, there have been no material changes in our market risks described at December 31, 2019.

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

Interest Rate Risk
As of June 30, 2020, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

Our business is subject to risks associated with widespread public health crises, including the current COVID-19 pandemic.*

Our business could be adversely affected by the widespread outbreak of a contagious disease, such as the recent outbreak of respiratory illness caused by the novel coronavirus (COVID-19). In March 2020, we received Emergency Use Authorization (EUA) from the FDA for our ePlex SARS-CoV-2 test. We have also experienced a recent increase in demand for our respiratory products, including our ePlex Respiratory Pathogen (RP) Panel and SARS-CoV-2 test due to the COVID-19 pandemic. In addition, we were recently awarded up to $749,000 from the Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services (HHS) Office of the Assistant Secretary for Preparedness and Response (ASPR), to develop and pursue an EUA of a diagnostic panel (ePlex RP2 Panel) that incorporates the novel SARS-CoV-2 viral target into our existing ePlex RP Panel. We submitted our ePlex RP2 Panel to the FDA for EUA in June 2020. If the FDA were to revoke the EUA for our ePlex SARS-CoV-2 Test, or if the FDA determines that an EUA is no longer an appropriate regulatory pathway for or ePlex SARS-CoV-2 Test or RP2 Panel, it may be more complex, time-consuming, and costly to obtain regulatory approval for such products and our business results and financial performance may be adversely affected.

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

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.*

Consistent with rapidly changing federal, state and local governmental orders and recommendations, we have implemented telework policies wherever possible for appropriate categories of our employees. Employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, temperature checking, and increased sanitation standards in an attempt to maintain the health and safety of our workforce. We are following guidance from the Center for Disease Control (CDC) and the Occupational Safety and Health Administration (OSHA) regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among its workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

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

Our diagnostic test panels also face competition from LDTs developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical studies and FDA review and clearance or approval that may apply to our diagnostic products. In addition, our ePlex SARS-CoV-2 Test and our ePlex RP2 Panel are and/or will face significant competition by numerous companies that have received or are expected to receive EUA from the FDA for tests or multiplex panels that are designed to detect the virus which leads to COVID-19.

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

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost effective manner.*

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. In addition, we have experienced a significant increase in demand for our ePlex RP Panel, ePlex SARS-CoV-2 Test, and our ePlex RP2 Panel as a result of the current COVID-19 pandemic. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support customer demand or our product development timelines. We recently leased a new 73,000 square foot facility, which we are currently in the process of building out to significantly increase our production capacity. Nevertheless, if we or our key suppliers encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, rapid increases in demand, and/or availability or the quality of subcomponents, equipment, and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all. In addition, we may encounter difficulties managing our supply chain and ensuring timely delivery of sufficient quantities of our products. If we are unable to manage such difficulties, we may be unable to meet our product commitments and/or customer expectations, which would adversely impact our financial results and our reputation may suffer.

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

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.*

Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations and available therapies. For example, the recent COVID-19 pandemic has significantly increased the demand for our ePlex RP Panel, ePlex SARS-CoV-2 Test, and ePlex RP2 Panel. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year within the Northern hemisphere. New information or the introduction of advanced treatment options with respect to a particular disease may also affect the rate of related diagnostic testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity, and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict the impact of new therapies or vaccines on disease prevalence or changes to infectious disease testing recommendations affecting our products. As a result of one or more of these factors, we may not be able to accurately forecast sales from our infectious disease products.

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
•the expenses we incur to increase our manufacturing capabilities, including costs to lease new facilities and expenses to purchase capital equipment and increase our manufacturing capacity and yield;
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

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We obtained 510(k) clearance from the FDA for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel; the ePlex BCID-GP Panel; the ePlex BCID-GN Panel; and the ePlex BCID-FP Panel. We are also commercializing our ePlex SARS-CoV-2 Test and ePlex RP2 Panel under EUA. We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings, including our ePlex Gastrointestinal Pathogen Panels, which will require clinical studies and subsequent 510(k) clearance, pre-market approval, or EUA by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of new ePlex molecular diagnostic tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

The regulatory environment is constantly evolving. For example, the FDA conducted a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program and, in January 2011, announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements for device manufacturers which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances. Similarly, the European Union, or EU, is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or IVD Directive (IVDD), to the In Vitro Diagnostic Device Regulation, or IVDR. Specifically, the IVDR repeals and replaces the IVDD. Unlike the directive, which must be implemented into the national laws of the European Economic Area, or EEA, Member States, the IVDR is directly applicable in all EEA Member States and is intended to eliminate current differences in regulation of IVDs among EEA Member States. Under the IVDR, the classifications of our molecular diagnostic products are impacted, and will result in additional regulatory requirements, which could delay our ability to CE Mark our products. Delays in receipt of, or failure to obtain, clearances or approvals for future products would result in delayed, or no, realization of revenues from such products and in substantial additional costs, which could decrease our profitability.

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
10.1
Amended and Restated Executive Employment Agreement dated as of June 1, 2020 by and between GenMark Diagnostics, Inc. and Scott Mendel (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2020).*

10.2	The GenMark Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2020).*
10.3	Form of Restricted Stock Units Agreement under the 2020 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2020).*
10.4
Form of Amendment of Restricted Stock Unit And/Or Stock Option Agreement(s) under the 2020 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2020).*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	August 4, 2020	By:	/s/ SCOTT MENDEL
Scott Mendel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ JOHNNY EK
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)