Form 10-Q
period 2020-09-30
GenMark Diagnostics, Inc.
filed 2020-10-28
CIK 1487371

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34753

GenMark Diagnostics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2053069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5964 La Place Court
Carlsbad, California	92008
(Address of principal executive offices)	(Zip code)
(760) 448-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GNMK	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on October 23, 2020 was 71,721,004.

GENMARK DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS:
Current Assets:
Cash and cash equivalents	$57,809	$44,360
Short-term marketable securities	79,468	9,100
Accounts receivable, net of allowances of $511 and $376, respectively	16,231	16,759
Inventories, net	19,570	11,301
Prepaid expenses and other current assets	2,836	1,877
Total current assets	175,914	83,397

Property and equipment, net	26,210	20,419
Intangible assets, net	989	1,432
Restricted cash	1,646	758
Noncurrent operating lease right-of-use assets	8,845	4,642
Other long-term assets	986	825
Total assets	$214,590	$111,473

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21,241	$12,249
Accrued compensation	13,074	7,493
Current operating lease liability	2,741	1,842
Other current liabilities	3,614	2,732
Total current liabilities	40,670	24,316

Long-term debt	70,743	69,145
Noncurrent operating lease liability	8,912	5,796
Other noncurrent liabilities	308	53
Total liabilities	120,633	99,310

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 authorized; 71,286 and 60,255 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	6
Additional paid-in capital	622,951	526,294
Accumulated deficit	(529,153)	(514,233)
Accumulated other comprehensive income	152	96
Total stockholders’ equity	93,957	12,163
Total liabilities and stockholders’ equity	$214,590	$111,473

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$41,985	$20,659	$119,798	$59,941
Other revenue	661	259	1,676	884
Total revenue	42,646	20,918	121,474	60,825
Cost of revenue	26,103	13,868	72,928	41,339
Gross profit	16,543	7,050	48,546	19,486
Operating expenses:
Sales and marketing	4,979	6,279	17,404	17,991
General and administrative	5,367	4,765	18,927	14,217
Research and development	7,463	6,294	21,179	20,386
Total operating expenses	17,809	17,338	57,510	52,594
Loss from operations	(1,266)	(10,288)	(8,964)	(33,108)
Other income (expense):
Interest income	81	126	322	438
Interest expense	(2,073)	(1,527)	(6,201)	(4,331)
Other income (expense)	13	(19)	(16)	(34)
Total other expense	(1,979)	(1,420)	(5,895)	(3,927)
Loss before provision for income taxes	(3,245)	(11,708)	(14,859)	(37,035)
Income tax expense (benefit)	(17)	(33)	61	28
Net loss	$(3,228)	$(11,675)	$(14,920)	$(37,063)
Net loss per share, basic and diluted	$(0.05)	$(0.20)	$(0.23)	$(0.65)
Weighted average number of shares outstanding, basic and diluted	71,103	57,718	66,117	57,161

Other comprehensive loss:
Net loss	$(3,228)	$(11,675)	$(14,920)	$(37,063)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	56	(46)	27	(37)
Net unrealized gain (loss) on marketable securities, net of tax	(4)	—	29	8
Total other comprehensive income (loss)	52	(46)	56	(29)
Total comprehensive loss	$(3,176)	$(11,721)	$(14,864)	$(37,092)

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
Balance—June 30, 2020	70,693	7	615,995	100	(525,925)	90,177
Stock-based compensation expense	—	—	2,426	—	—	2,426
Restricted stock awards issued, net of cancellations	192	—	—	—	—	—
Shares issued under stock-based compensation plans	401	—	4,530	—	—	4,530
Net loss	—	—	—	—	(3,228)	(3,228)
Foreign currency translation adjustments	—	—	—	56	—	56
Unrealized gain on marketable securities	—	—	—	(4)	—	(4)
Balance—September 30, 2020	71,286	$7	$622,951	$152	$(529,153)	$93,957

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
Balance—June 30, 2019	57,430	6	506,949	97	(492,271)	14,781
Stock-based compensation expense	—	—	3,129	—	—	3,129
Restricted stock awards issued, net of cancellations	219	—	—	—	—	—
Shares issued under stock-based compensation plans	3	—	—	—	—	—
Issuance of common stock, net of offering costs	392	—	2,373	—	—	2,373
Net loss	—	—	—	—	(11,675)	(11,675)
Foreign currency translation adjustments	—	—	—	(46)	—	(46)
Balance—September 30, 2019	58,044	$6	$512,451	$51	$(503,946)	$8,562

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
Balance—December 31, 2019	60,255	6	526,294	96	(514,233)	12,163
Stock-based compensation expense	—	—	10,474	—	—	10,474
Issuance of employee stock purchase plan shares	103	—	488	—	—	488
Restricted stock awards issued, net of cancellations	1,163	—	—	—	—	—
Shares issued under stock-based compensation plans	1,060	—	8,105	—	—	8,105
Issuance of common stock, net of offering costs	8,705	1	77,590	—	—	77,591
Net loss	—	—	—	—	(14,920)	(14,920)
Foreign currency translation adjustments	—	—	—	27	—	27
Unrealized gain on marketable securities	—	—	—	29	—	29
Balance—September 30, 2020	71,286	$7	$622,951	$152	$(529,153)	$93,957

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
Balance—December 31, 2018	56,240	6	500,344	80	(466,883)	33,547
Stock-based compensation expense	—	—	8,840	—	—	8,840
Issuance of employee stock purchase plan shares	105	—	464	—	—	464
Restricted stock awards issued, net of cancellations	1,233	—	—	—	—	—
Shares issued under stock-based compensation plans	74	—	430	—	—	430
Issuance of common stock, net of offering costs	392	—	2,373	—	—	2,373
Net loss	—	—	—	—	(37,063)	(37,063)
Foreign currency translation adjustments	—	—	—	(37)	—	(37)
Unrealized gain on marketable securities	—	—	—	8	—	8
Balance—September 30, 2019	58,044	$6	$512,451	$51	$(503,946)	$8,562

See accompanying notes to unaudited condensed consolidated financial statements.

GENMARK DIAGNOSTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2020
	2020	2019
Operating activities:
Net loss	$(14,920)	$(37,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,439	5,393
Net amortization (accretion) of premiums/discounts on investments	138	(134)
Amortization of deferred debt issuance costs	1,699	1,266
Stock-based compensation	10,474	8,840
Provision for bad debt, net of recoveries	156	93
Non-cash inventory adjustments	1,238	1,653
Other non-cash adjustments	71	175
Changes in operating assets and liabilities:
Accounts receivable	376	993
Inventories	(10,156)	(5,471)
Prepaid expenses and other assets	(1,076)	(857)
Accounts payable	7,382	345
Accrued compensation	4,862	(406)
Operating lease liabilities	(188)	—
Other current and non-current liabilities	1,176	(398)
Net cash provided by (used in) operating activities	6,671	(25,571)
Investing activities:
Purchases of property and equipment	(7,874)	(1,193)
Purchases of marketable securities	(89,340)	(26,735)
Proceeds from sales of marketable securities	1,193	—
Maturities of marketable securities	17,670	26,880
Net cash used in investing activities	(78,351)	(1,048)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	78,079	2,837
Principal repayment of borrowings	(45)	(35,070)
Proceeds from borrowings	—	50,000
Payments associated with debt issuance	(100)	(3,588)
Proceeds from stock option exercises	8,105	432
Net cash provided by financing activities	86,039	14,611
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(22)	30
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,337	(11,978)
Cash, cash equivalents, and restricted cash at beginning of year	45,118	37,044
Cash, cash equivalents, and restricted cash at end of period	$59,455	$25,066
Non-cash investing and financing activities:
Transfer of systems to property and equipment from inventory	$649	$1,492
Property and equipment included in accounts payable	$2,843	$147
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,689	$—

Supplemental cash flow information:
Cash paid for income taxes, net	$94	$85
Cash paid for interest	$4,611	$2,890

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

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and applicable regulations of the U.S. Securities and Exchange Commission, or the SEC, and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for the full year or any future period.

In June 2020, the Company made a policy election to reclassify freight revenue from product revenue to other revenue. The Company reclassified freight revenue of $163,000 and $472,000 for the three and nine months ended September 30, 2019 from product revenue to other revenue to conform with the current year presentation. The reclassification had no impact to total revenue for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $529.2 million as of September 30, 2020. The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure through expanding its product offerings and consequently increasing its product revenues. As of September 30, 2020, the Company had available cash, cash equivalents, and marketable securities of $137.3 million and working capital of $135.2 million available to fund future operations. The Company has prepared cash flow forecasts which indicate, based on the Company’s current cash resources available and working capital, that the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduced a new methodology for recognizing credit losses on financial instruments. The new standard requires entities to measure financial instruments at their amortized cost basis, net of an allowance for credit losses. The allowance for credit losses must reflect an entity's current estimate of all expected credit losses. The new guidance also requires entities to present credit losses on debt securities accounted for under the available-for-sale method as an allowance rather than a write-down. The Company adopted the new standard in the first quarter of 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020.

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

The Company allocates contract price to each performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is determined by the Company’s best estimate of stand-alone selling price using average selling prices over a rolling 12-month period along with a specific assessment of any unique circumstances of the contract. For those products for which there is limited sales history, the Company makes price determinations based on similar product sales data.

The following table represents disaggregated revenue by source (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Revenue Source:
ePlex product revenue	$38,014	$13,258	$107,199	$40,724
XT-8 product revenue	3,971	7,401	12,599	19,217
Total product revenue	41,985	20,659	119,798	59,941
License and other revenue	661	259	1,676	884
Total revenue	$42,646	$20,918	$121,474	$60,825

Cash, Cash Equivalents, and Marketable Securities
Cash and cash equivalents consist of cash on deposit with banks, money market instruments, and certificates of deposit with original maturities of three months or less at the date of purchase. Marketable securities consist of certificates of deposits that mature in greater than three months. Marketable securities are accounted for as “available-for-sale” with the carrying amounts reported in the balance sheets stated at cost, which approximates their fair market value, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss.

Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and was $1.6 million and $0.8 million at September 30, 2020 and December 31, 2019, respectively, which represented an amount held as security for the Company’s facility lease agreements.

The following table shows a reconciliation of the Company’s cash and cash equivalents in the unaudited condensed consolidated balance sheet to cash, cash equivalents, and restricted cash in the unaudited condensed consolidated statement of cash flows as of September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$57,809	$24,308
Restricted cash	1,646	758
Total cash, cash equivalents, and restricted cash	$59,455	$25,066

Receivables
Accounts receivable consists of amounts due to the Company from the sale of products and services to customers. Accounts receivable is recognized at amortized cost and is recorded net of an allowance for credit losses. The Company views its accounts receivable as a single portfolio and considers the period of delinquency, historical collection rates, and customer specific-factors in determining its allowance for credit losses. The allowance for credit losses as of September 30, 2020 and 2019, comprised of the following (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Beginning balance	$1,132	$107	$376	$75
Provision (recoveries) for credit losses, net	(610)	47	156	93
Write off of uncollectible accounts	(11)	(23)	(21)	(37)
Ending balance	$511	$131	$511	$131

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

Machinery and laboratory equipment	3 - 5 years
Instruments	4 - 7 years
Office equipment	3 - 7 years
Leasehold improvements	Over the shorter of the remaining life of the lease or the useful economic life of the asset

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are recorded in the consolidated balance sheets as noncurrent operating lease right-of-use, or ROU, assets and current and noncurrent operating lease liabilities. Finance leases are recorded in the consolidated balance sheets as other noncurrent assets and other current and noncurrent liabilities.

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

2. Net Loss per Common Share

Basic net loss per share is calculated by dividing loss available to stockholders of the Company’s common stock (the numerator) by the weighted average number of shares of the Company’s common stock outstanding during the period (the denominator). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated in a similar way to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued, unless the effect would be anti-dilutive.

The calculations of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 did not include the effects of the following stock options and other equity awards which were outstanding as of the end of each period because the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Options outstanding to purchase common stock	926	2,052	926	2,052
Other unvested equity awards	3,322	3,635	3,322	3,635
Total	4,248	5,687	4,248	5,687

3. Stock-Based Compensation

Equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under the Company's equity plans, in connection with the hiring or retention of personnel and are subject to certain conditions. In May 2020, the Company’s stockholders approved the Company's 2020 Equity Incentive Plan, or the 2020 Plan. Prior to the adoption of the 2020 Plan, the Company granted equity awards under its 2010 Equity Incentive Plan, as amended, or the 2010 Plan, which expired in May 2020. The Company recognizes stock-based compensation expense related to stock options, restricted stock units, and market-based stock units granted to employees, directors, and non-employee advisors in exchange for services under the 2020 Plan and 2010 Plan, or together the Equity Plans, and employee stock purchases under the Company's Amended and Restated 2013 Employee Stock Purchase Plan, or the ESPP. Employee participation in the Equity Plans is at the discretion of the Compensation Committee of the Board of Directors of the Company. Each equity award reduces the number of shares available for grant under the applicable Equity Plan. Stock-based compensation expense is recorded in cost of sales, sales and marketing, research and development, and general and administrative expense based on employees' respective function. During the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $10.5 million and $8.8 million, respectively. The Company recognized stock-based compensation expense of $2.4 million and $3.1 million, respectively, during the three months ended September 30, 2020 and 2019.

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

All stock options granted under the Equity Plans are exercisable at a per share price equal to the closing quoted market price of a share of the Company’s common stock on the NASDAQ stock market on the grant date and generally vest over a period of four years. Stock options are generally exercisable for a period of up to ten years after grant and are typically forfeited if employment is terminated before the options vest.

The Company’s stock option activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,037,132	$9.53
Exercised	(1,095,951)	$7.81
Cancelled	(15,444)	$12.07
Outstanding at September 30, 2020	925,737	$11.52
Vested and expected to vest at September 30, 2020	925,737	$11.52
Exercisable at September 30, 2020	925,737	$11.52

There were 925,737 stock options exercisable and outstanding as of September 30, 2020, all of which were granted under the 2010 Plan and which had a remaining weighted average contractual term of 3.66 years and an aggregate intrinsic value of $2.5 million. The Company has recognized all compensation expense related to stock options granted under the 2010 Plan. The Company did not grant any stock options under the 2020 Plan during the nine months ended September 30, 2020.

Restricted Stock Units
Restricted stock units granted under the Equity Plans generally vest over a period of between one and four years and are typically forfeited if service to the Company ceases before the restricted stock units vest. The compensation expense related to the restricted stock units is calculated as the fair market value of the Company's stock on the grant date and is adjusted for estimated forfeitures. Restrictions expire after the grant date in accordance with specific provisions in the applicable award agreement.

The Company’s restricted stock unit activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,669,499	$6.42
Granted	1,956,136	$4.50
Vested	(1,365,857)	$6.44
Cancelled	(409,366)	$5.86
Outstanding at September 30, 2020	2,850,412	$5.18

As of September 30, 2020, there was $12.1 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.13 years. The total grant date fair value of restricted stock units that vested during the nine months ended September 30, 2020 and 2019 was $7.8 million and $7.5 million, respectively.

Market-Based Stock Units
The Company granted market-based stock units in each of February 2020, 2019, and 2018, which may result in the recipient receiving shares of stock equal up to 200% of the target number of units granted. The vesting and issuance of Company stock pursuant to market-based stock units depends on the Company's stock performance as compared to the NASDAQ Composite Index over the three-year period following the grant, subject to the recipient's continued service with the Company. As of September 30, 2020, there was $1.4 million of unrecognized stock-based compensation expense related to market-based stock unit awards, which is expected to be recognized over a weighted average period of 1.8 years.

The Company’s market-based stock unit activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	454,229	$9.40
Granted	321,250	$4.39
Vested	(189,167)	$9.32
Cancelled	(114,466)	$8.53
Outstanding at September 30, 2020	471,846	$6.32

The fair value of these market-based stock units was estimated on the grant date using the Monte Carlo Simulation Valuation Model, which estimates the potential outcome of achieving the market conditions based on simulated future stock prices, with the following assumptions for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors; provided that no offering period may exceed 27 months. Employees may invest up to 10% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 1,500 shares of common stock during any six-month offering period. As of September 30, 2020, there were 627,886 shares of common stock available for issuance under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense related to the ESPP has been recorded during each of the three and nine months ended September 30, 2020 and 2019.

Stock-Based Compensation Expense Recognition
Stock-based compensation was recognized in the unaudited condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Cost of revenue	66	248	615	700
Sales and marketing	714	801	1,995	2,212
General and administrative	1,041	1,644	6,286	4,620
Research and development	605	436	1,578	1,308
Total stock-based compensation expense	$2,426	$3,129	$10,474	$8,840

The Company did not capitalize stock-based compensation expense during the periods presented and there was no unrecognized tax benefit related to stock-based compensation for either of the nine months ended September 30, 2020 or 2019.

4. Stockholders' Equity

On May 6, 2020, the Company entered into an Underwriting Agreement, or the Underwriting Agreement, with Cowen and Company, LLC and William Blair & Company, LLC acting as joint book-running managers and as representatives of the underwriters named therein, or collectively, the Underwriters, relating to the issuance and sale of 7,253,886 shares of the Company’s common stock, or the Offering. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,088,082 shares of common stock. The Offering closed on May 11, 2020 and the Company sold 8,341,968 shares of common stock, including the full exercise of the Underwriters' option, at a public offering price of $9.65 per share before underwriting discounts and commissions. The Company raised $80.5 million in gross proceeds from the Offering and incurred $4.8 million in Underwriters’ discounts and commissions and $0.2 million in professional services related to the Offering.

On August 5, 2019, the Company entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $35.0 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company is not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the nine months ended September 30, 2020, the Company sold 363,120 shares of common stock under the Equity Distribution Agreement at a weighted average price per share of $6.13 resulting in aggregate gross proceeds of $2.2 million. The Company incurred $67,000 in commissions paid to Canaccord in connection with such sales. As of September 30, 2020, the Company may issue up to an additional $19.7 million of its common stock under the Distribution Agreement.

5. Condensed Consolidated Financial Statement Details

The following tables show the Company's unaudited condensed consolidated financial statement details as of September 30, 2020 and December 31, 2019 (in thousands):

Inventories, Net

	September 30, 2020	December 31, 2019
Raw materials	$8,636	$3,408
Work-in-process	6,805	3,776
Finished goods	4,129	4,117
Total inventories	$19,570	$11,301

Property and Equipment, Net

	September 30, 2020	December 31, 2019
Property and equipment — at cost:
Machinery and laboratory equipment	$19,466	$16,551
Instruments	13,693	16,796
Office equipment	2,328	2,150
Leasehold improvements	19,223	11,896
Total property and equipment — at cost	54,710	47,393
Less: accumulated depreciation	(28,500)	(26,974)
Property and equipment, net	$26,210	$20,419

6. Intangible Assets, Net

Intangible assets as of each of September 30, 2020 and December 31, 2019 comprised the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed intellectual property	$4,750	$(3,761)	$989	$4,750	$(3,318)	$1,432

Intellectual property licenses have a weighted average remaining amortization period of 1.69 years as of September 30, 2020. Amortization expense for these licenses was $0.1 million during both the three months ended September 30, 2020 and 2019, respectively, and was $0.4 million during both the nine months ended September 30, 2020 and 2019.

Estimated future amortization expense for these licenses is as follows (in thousands):

Fiscal Years Ending	Future Amortization Expense
Remaining in 2020	$148
2021	591
2022	250
Total	$989

7. Marketable Securities

The following table summarizes the Company’s marketable securities as of each of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$29,887	$11	$(2)	$29,896
Commercial paper	49,551	21	—	49,572
Total	$79,438	$32	$(2)	$79,468

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$9,099	$2	$(1)	$9,100
Total	$9,099	$2	$(1)	$9,100

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

The following table presents the financial instruments measured at fair value on a recurring basis and the valuation approach applied to each class of financial instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$35,075	$—	$—	$35,075
Marketable securities
Corporate notes and bonds	—	29,896	—	29,896
Commercial paper	—	49,572	—	49,572
Total	$35,075	$79,468	$—	$114,543

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents
Money market funds	$19,647	$—	$—	$19,647
Marketable securities
Corporate notes and bonds	—	9,100	—	9,100
Total	$19,647	$9,100	$—	$28,747

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

9. Long-Term Debt

As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term Loan	70,000	70,000
Final fee obligation	4,865	4,165
Unamortized issuance costs	(4,122)	(5,020)
Total debt, net	70,743	69,145
Current portion of long-term debt	—	—
Long-term debt	$70,743	$69,145

Term Loans
On February 1, 2019, or the Effective Date, the Company entered into a Loan and Security Agreement, or the LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the LSA, the Lenders have provided the Company with a total of $70.0 million in a series of term loans, or collectively, the Term Loans, of which $50.0 million was funded on the Effective Date, and an additional $20.0 million was funded in December 2019 upon the Company's achievement of a designated amount of product revenues on a trailing six-month basis.

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

Under the LSA, the Company is required to comply with certain affirmative and negative covenants, including, without limitation, delivering reports and notices relating to the Company’s financial condition and certain regulatory events and intellectual property matters, as well as limiting the creation of liens, the incurrence of indebtedness, and the making of certain investments, dividends, payments and acquisitions, other than as specifically permitted by the LSA. As of September 30, 2020, the Company was in compliance with all covenants under the LSA.

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

Debt Issuance Costs
As of September 30, 2020 and December 31, 2019, the Company had $4.1 million and $5.0 million, respectively, of unamortized debt issuance discount, which is offset against borrowings in long-term and short-term debt.

Amortization of debt issuance costs was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of debt issuance costs is included in interest expense in the Company's unaudited condensed consolidated statements of comprehensive loss for the periods presented.

Letter of Credit
The Company has provided an aggregate of $1.6 million in letters of credit to the landlords of certain of its leased facilities and maintains $42,000 in required minimum account balances with the financial institutions issuing such letters of credit. As a result, the Company maintains $1.6 million of restricted cash in connection with these lease agreements as of September 30, 2020.

10. Leases

On July 2, 2020, the Company entered into a Single Tenant Industrial Triple Net Lease, or the Lease, with Icon Owner Pool 1 West/Southwest, LLC, as landlord, or the Landlord. Pursuant to the Lease, the Company has leased an approximately 73,000 square foot facility in Carlsbad, California, or the Facility, which the Company may use for manufacturing, research and development, office, and/or distribution purposes. The original term of the Lease runs through June 30, 2031. In addition, subject to the terms and conditions of the Lease, the Landlord has granted the Company an ongoing right of first refusal to lease two additional buildings located adjacent to the Facility. Under the Lease, the Company will pay the Landlord base rent commencing on February 1, 2021 of approximately $0.1 million per month, which base rent amount will increase annually at a rate of 3%. The base rent amount payable by the Company is in addition to “triple net” operating expenses payable by the Company, as set forth in the Lease. In addition, the Company has provided the Landlord a standby letter of credit in the amount of approximately $0.8 million as security for the Company’s full performance of its obligations under the Lease. In connection with entering into the Lease, and subject to the terms and conditions set forth therein, the Landlord has agreed to provide the Company a tenant improvement allowance for the Facility in an amount up to $4.2 million.

The Company has operating lease agreements for its office, manufacturing, warehousing and laboratory space. Rent and operating expenses charged under these arrangements was $0.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2020 and 2019.

The Company reported noncurrent operating lease ROU assets of $8.8 million and $4.6 million, current operating lease liabilities of $2.7 million and $1.8 million, and noncurrent operating lease liabilities of $8.9 million and $5.8 million, respectively, as of September 30, 2020 and December 31, 2019. The Company’s operating lease liabilities were measured at a weighted average discount rate of 11.4% and have a weighted average remaining term of 8.0 years.

As of September 30, 2020, the future minimum lease payments required under the Company's operating lease arrangements are as follows (in thousands):

Fiscal Years Ending	Future Minimum Lease Payments
Remaining in 2020	$495
2021	3,293
2022	3,509
2023	3,415
2024	2,902
2025	2,266
Thereafter	9,491
Total	25,371
Less: imputed interest	(9,485)
Less: tenant improvement allowance receivable from landlord	(4,233)
Total operating lease liabilities	$11,653

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

As of September 30, 2020, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future. Due to the Company's losses, it only records a tax provision or benefit related to uncertain tax positions and related interest and minimum tax payments or refunds. The Company recorded income tax benefit of $17,000 and $33,000 for the three months ended September 30, 2020 and 2019, respectively, and income tax expense of $61,000 and $28,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company is subject to taxation in the United States and in various state and foreign jurisdictions. The Company’s federal and state tax returns since inception are subject to examination due to the carryover of net operating losses. The statute of limitations for the assessment and collection of income taxes related to other foreign tax returns varies by country. In the foreign countries where we have operations, these time periods generally range from three to five years after the year for which the tax return is due or the tax is assessed.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2020 and the notes thereto included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Since inception, we have incurred net losses from operations each year, and we expect to continue to incur losses for the foreseeable future. Our net losses for the nine months ended September 30, 2020 and 2019 were approximately $14.9 million and $37.1 million, respectively. As of September 30, 2020, we had an accumulated deficit of $529.2 million. Our operations to date have been funded principally through sales of capital stock, borrowings, and cash from operations.

Our Products and Technology
We offer our ePlex sample-to-answer instrument and Respiratory Pathogen (RP) Panel, Respiratory Pathogen Panel 2 (RP2), Blood Culture Identification Gram-Positive (BCID-GP) Panel, Blood Culture Identification Gram-Negative (BCID-GN) Panel, and Blood Culture Identification Fungal Pathogen (BCID-FP) Panel for sale in the United States and internationally. In addition, in response to the COVID-19 outbreak, we received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration, or the FDA, in March 2020 for our ePlex SARS-CoV-2 Test. We also received CE Mark and FDA EUA for RP2, which is designed to provide results for SARS-CoV-2 in addition to the other respiratory viruses contained on our ePlex RP Panel. We are also developing our ePlex Gastrointestinal Pathogen Panel for the detection of pathogens associated with gastrointestinal infections. We continue to actively evaluate the development of additional assay panels that we believe will meet important, unmet clinical needs, which our ePlex system is uniquely positioned to address.

We offer four FDA-cleared diagnostic tests which run on our XT-8 instrument: our Respiratory Viral Panel; our Cystic Fibrosis Genotyping Test; our Warfarin Sensitivity Test; and our Thrombophilia Risk Test. We also offer a Hepatitis C (HCV) Genotyping Test and associated custom manufactured reagents, as well as a 2C19 Genotyping Test, each of which is available for use with our XT-8 instrument for research use only (RUO). In addition, in August 2020 we submitted an EUA to the FDA for our eSensor SARS-CoV-2 Test.

COVID-19 Impact
Our priorities following the COVID-19 outbreak have been, among others, protecting the health and safety of our employees; and increasing our manufacturing capacity for our ePlex tests including RP2, which includes the SARS-CoV-2 pathogen target, and the SARS-CoV-2 single target test in order to assist our customers with the current pandemic. For the three months ended September 30, 2020, we continued to expand our manufacturing capacity to address demand for our tests.

During the quarter ended September 30, 2020, portions of our workforce continued to work remotely as their positions allowed. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will, in part, depend on our ability to protect our employees and maintain our supply chain. The Company continues to endeavor to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for employees who manufacture our products. However, the complications resulting from the pandemic could result in unforeseen disruptions to our workforce and supply chain (for example, the inability of a key supplier or transportation supplier to source, transport and supply materials to the Company that are necessary for continued operations) that could negatively impact our operations.

We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition will be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the severity and duration of the pandemic, our ability to timely develop, commercialize and manufacture solutions related to the pandemic, the extent and the effectiveness of responsive actions taken by authorities of impacted countries, the impact of these and other factors on our employees, customers and suppliers, as well as any resulting impact of the economic uncertainty and volatility that could affect demand for our products. Because of these and other uncertainties, we cannot estimate the length or extent of the impact of the pandemic on our business. For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Results of Operations — Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$42,646	$20,918	$21,728	104%	$121,474	$60,825	$60,649	100%

Our revenue consists primarily of revenue from the sale of test cartridges (which we refer to as consumables), instruments, and other revenues.

Revenue increased by $21.7 million, or 104%, during the three months ended September 30, 2020 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the three months ended September 30, 2020, ePlex product revenue increased by $24.8 million, or 187%, to $38.0 million primarily due to increases in the sale of SARS-CoV-2 and RP2 test consumables and instrument sales to both new and existing customers. XT-8 product revenue decreased by $3.4 million over the prior year period, or 46%, to $4.0 million during the three months ended September 30, 2020, primarily due to decreased sales volumes.

Revenue increased by $60.6 million, or 100% during the nine months ended September 30, 2020 when compared to the same period of the prior year, primarily driven by growth in ePlex product revenue. For the nine months ended September 30, 2020, ePlex product revenue increased by $66.5 million, or 163%, to $107.2 million primarily due to increases in the sale of our SARS-CoV-2 and RP2 test consumables and instrument sales to both new and existing customers. XT-8 product revenue decreased by $6.6 million over the prior year period, or 34%, to $12.6 million during the nine months ended September 30, 2020, primarily due to decreased sales volumes.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenue	$26,103	$13,868	$12,235	88%	$72,928	$41,339	$31,589	76%
Gross profit	$16,543	$7,050	$9,493	135%	$48,546	$19,486	$29,060	149%
Gross margin	39%	34%			40%	32%

The increase in cost of revenue for the three months ended September 30, 2020, compared to the same period of the prior year was a result of the growth in ePlex product revenue, which increased by 187% versus the same period of the prior year and represented 89% of total revenue for the current period. Standard product costs in the current quarter increased by $10.6 million as compared to the same period of the prior year due to increases in ePlex product revenue. Cost of revenue in the current period also increased by $1.0 million in royalties expense, $0.5 million in overhead absorption, $0.3 million in freight expense, and $0.2 million in customer and product and technical support expense, all as a result of the increases in ePlex product revenue. These increases were offset by a decrease of $0.4 million in inventory reserve expense in the current period as compared to the same period of the prior year.

Gross profit in the three months ended September 30, 2020 increased by $9.5 million, or a gross margin increase of five percentage points when compared to the same period of the prior year. These increases were due to changes in the composition of ePlex product revenue and continued gains in the manufacture of ePlex consumables. The increase in gross margin to 39% in the current period was also attributable to sales mix as ePlex instrument sales comprised a higher percentage of total product revenue during the three months ended September 30, 2020 when compared to the same period of the prior year.

The increase in cost of revenue for the nine months ended September 30, 2020, compared to the same period of the prior year was a result of the growth in ePlex product revenue, which increased by 163% versus the same period of the prior year and represented 88% of total revenue for the current period. Standard product costs increased by $29.5 million in the current period when compared to the same period of the prior year due to increases in ePlex product revenue. Cost of revenue in the current period also increased by $2.4 million in royalties expense, $0.6 million in freight expense, $0.5 million in customer and product technical support expense, and $0.4 million in instrument repair expense, all as a result of the increases in ePlex product revenue. These increases were offset by decreases of $1.3 million attributable to the realization of manufacturing efficiencies and improvements to overhead absorption and $0.4 million in inventory reserve expense in the current period as compared to the same period of the prior year.

Gross profit in the nine months ended September 30, 2020 increased by $29.1 million, or a gross margin increase of eight percentage points when compared to the same period of the prior year. These increases were due to changes in the composition of ePlex product revenue and continued gains in the manufacture of ePlex consumables. The increase in gross margin to 40% in the current period was attributable to the realization of manufacturing efficiencies and improvements to overhead absorption, which resulted in a decrease of $1.3 million in cost of revenue. ePlex instrument sales also comprised a higher percentage of total product revenue and contributed to increased gross profit during the nine months ended September 30, 2020 when compared to the same period of the prior year.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$4,979	$6,279	$(1,300)	(21)%	$17,404	$17,991	$(587)	(3)%

The decrease in sales and marketing expense for the three months ended September 30, 2020, when compared to the same period of the prior year, was primarily driven by decreases of $0.7 million in evaluation kit expense resulting from the commercial launch of our ePlex BCID Panels during the prior year, a $0.7 million reduction of bad debt expense related to recoveries during the current period, and a decrease of $0.4 million in travel expense. These decreases were partially offset by increases of $0.5 million in personnel expense.

The decrease in sales and marketing expense for the nine months ended September 30, 2020, when compared to the same period of the prior year, was primarily driven by decreases of $1.0 million in evaluation kit expense resulting from the commercial launch of our ePlex BCID Panels during the prior year, $0.9 million in travel expense, and $0.2 million in marketing expense. These decreases were partially offset by increases of $1.3 million in personnel expense, and $0.2 million in supplies expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$5,367	$4,765	$602	13%	$18,927	$14,217	$4,710	33%
The increase in general and administrative expense for the three months ended September 30, 2020, compared to the same period of the prior year, was primarily driven by increases of $0.2 million in personnel expense, $0.2 million in professional services expense, and $0.1 million in supplies expense.

The increase in general and administrative expense for the nine months ended September 30, 2020, compared to the same period of the prior year, was primarily driven by an increase of $3.9 million in personnel expense, including $3.0 million in non-cash stock-based compensation expense resulting from the acceleration of the vesting of equity awards to our former CEO in connection with his departure, $0.5 million in professional services expense, and $0.2 million in supplies expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$7,463	$6,294	$1,169	19%	$21,179	$20,386	$793	4%

The increase in research and development expense for the three months ended September 30, 2020, compared to the same period of the prior year, was primarily driven by an increases of $1.0 million in personnel expense and $0.9 million in prototype materials used by our assay development teams. These increases were partially offset by a reduction in expense of $0.7 million related to a grant from the Biomedical Advanced Research and Development Authority, or BARDA, received in the current period.

The increase in research and development expense for the nine months ended September 30, 2020, compared to the same period of the prior year, was primarily driven by an increase of $1.5 million in personnel expense, partially offset by a reduction in expense of $0.7 million related to a grant from BARDA received in the current period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other expense	$(1,979)	$(1,420)	$(559)	39%	$(5,895)	$(3,927)	$(1,968)	50%

Other expense represents non-operating income and expense, including, but not limited to, earnings on cash, cash equivalents, restricted cash, marketable securities, exchange gains and losses of foreign currency denominated balances, and interest expense related to debt.

The change in other expense for the three and nine months ended September 30, 2020, compared to the same periods of the prior year, were primarily due to higher interest expense from borrowings from our loan and security agreement.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax expense (benefit)	$(17)	$(33)	$16	(48)%	$61	$28	$33	118%

Due to net losses incurred, we have only recorded tax provisions related to minimum tax payments in the United States and tax liabilities generated by our foreign subsidiaries, which have remained immaterial.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our common stock, borrowings, and cash from operations. We have incurred net losses from continuing operations each year and have not yet achieved profitability. As of September 30, 2020, we had $135.2 million of working capital, including $137.3 million in cash, cash equivalents, and marketable securities. We believe our existing cash, cash equivalents, and marketable securities as of September 30, 2020 will enable us to fund our operations for at least the next 12 months.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Net cash provided by (used in) operating activities	$6,671	$(25,571)
Net cash used in investing activities	(78,351)	(1,048)
Net cash provided by financing activities	86,039	14,611
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(22)	30
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,337	$(11,978)

Cash provided by (used in) operating activities
Net cash provided by operating activities increased by $32.2 million for the nine months ended September 30, 2020 compared to the same period of the prior year. The increase in cash provided by operating activities was primarily due to a decrease of $22.1 million in net loss, favorable changes in operating assets and liabilities of $8.2 million, and an increase of $1.9 million in non-cash adjustments. The changes in operating assets and liabilities was primarily a result of increases in accounts payable, accrued compensation, operating lease liabilities, and other liabilities, partially offset by increases in accounts receivable and inventory.

Cash used in investing activities
Net cash used in investing activities increased by $77.3 million for the nine months ended September 30, 2020, compared to the same period of the prior year, primarily due to increases of $62.6 million in purchases of marketable securities, a decrease of $8.0 million in the sale and maturities of marketable securities, and $6.7 million in purchases of property and equipment.

Cash provided by financing activities
Net cash provided by financing activities increased by $71.4 million for the nine months ended September 30, 2020, compared to the same period of the prior year, primarily due to increases of $75.2 million in net proceeds from the issuance of common stock and $7.7 million from stock option exercises. The increase in cash provided by financing activities was partially offset by a decrease of $11.5 million from net borrowings under our loan and security agreement.

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

Loan and Security Agreement
On February 1, 2019, or the Effective Date, we entered into a Loan and Security Agreement, or the LSA, with Solar Capital Ltd. and certain other financial institutions, or, collectively, the Lenders. Pursuant to the LSA and certain subsequent amendments, the Lenders have provided us with $70.0 million in a series of term loans, of which $50.0 million was funded on the Effective Date and an additional $20.0 million was funded in December 2019 upon our achievement of a designated amount of product revenues on a trailing six-month basis.

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

Equity Distribution Agreement
On August 5, 2019, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Canaccord Genuity LLC, or Canaccord, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $35.0 million. Under the Distribution Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We are not obligated to sell any shares under the Distribution Agreement. Canaccord is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Distribution Agreement. During the nine months ended September 30, 2020, we sold 363,120 shares of common stock under the Distribution Agreement at a weighted average price per share of $6.13 resulting in aggregate gross proceeds of $2.2 million. We incurred $67,000 in commissions paid to Canaccord in connection with such sales. As of September 30, 2020, the Company may issue up to an additional $19.7 million of its common stock under the Distribution Agreement.

Biomedical Advanced Research and Development Authority (BARDA) Funding
In March 2020, we were awarded $0.7 million from the Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to develop and pursue FDA Emergency Use Authorization (EUA) of a diagnostic panel that incorporates the new SARS-CoV-2 viral target into our existing ePlex RP Panel. The full $0.7 million was received in September 2020. In June 2020, we submitted RP2 to the FDA for EUA. In October 2020, RP2 received EUA from the FDA.

Underwriting Agreement
On May 6, 2020, the Company entered into an Underwriting Agreement, or the Underwriting Agreement, with Cowen and Company, LLC and William Blair & Company, LLC acting as joint book-running managers and as representatives of the underwriters named therein, or collectively, the Underwriters, relating to the issuance and sale of 7,253,886 shares of common stock and an option, exercisable by the Underwriters for 30 days, to purchase up to an additional 1,088,082 shares of common stock, or the Offering. The Offering closed on May 11, 2020 and the Company sold 8,341,968 shares of common stock, including the full exercise of the Underwriters' option, at a public offering price of $9.65 per share before underwriting discounts and commissions. The Company raised $75.4 million in net proceeds from the Offering, after deducting underwriters discounts and commissions and offering expenses.

Letter of Credit
The Company has provided an aggregate of $1.6 million in letters of credit to the landlords of certain of its leased facilities and maintains $42,000 in required minimum account balances with the financial institutions issuing such letters of credit. As a result, the Company maintains $1.6 million of restricted cash in connection with these lease agreements as of September 30, 2020.

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

Contractual Obligations

As of September 30, 2020, we had the following contractual obligations:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating lease obligations(1)	$2,930	$7,072	$5,486	$9,883	$25,371
Supplier payment obligations(2)	5,346	10,168	1,119	—	16,633
Debt obligations(3)	5,969	80,087	—	—	86,056
Other contractual obligations	63	117	103	—	283
Total obligations	$14,308	$97,444	$6,708	$9,883	$128,343

(1)	We enter into leases in the ordinary course of business with respect to our facilities. Our lease agreements have fixed payment terms based on the passage of time. Certain facility leases require payment of maintenance expenses and real estate taxes. Our future operating lease obligations could change if we terminate certain contracts or if we enter into additional leases.
(2)	We enter into supplier contracts in the ordinary course of our business. Certain supplier agreements require us to purchase minimum quantities of goods or services on an annual basis.
(3)	Our contractual obligations under the LSA consist of principal payments, interest, and fees due to the Lenders.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to doubtful accounts, inventories, valuation of intangible assets and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. The Company has provided $1.6 million in letters of credit to the landlords of certain of its leased facilities, which is recorded as restricted cash on our unaudited condensed consolidated balance sheets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2020, there have been no material changes in our market risks described at December 31, 2019.

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

Interest Rate Risk
As of September 30, 2020, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an insignificant pre-tax impact on our results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Our business is subject to risks associated with widespread public health crises, including the current COVID-19 pandemic.*

Our business could be adversely affected by the widespread outbreak of a contagious disease, such as the recent outbreak of respiratory illness caused by the novel coronavirus (COVID-19). In March 2020, we received Emergency Use Authorization (EUA) from the FDA for our ePlex SARS-CoV-2 Test. We have also experienced a recent increase in demand for our respiratory products, including our ePlex Respiratory Pathogen (RP) Panel and SARS-CoV-2 test due to the COVID-19 pandemic. In addition, we were recently awarded up to $749,000 from the Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services (HHS) Office of the Assistant Secretary for Preparedness and Response (ASPR), to develop and pursue an EUA of a diagnostic panel (RP2) that incorporates the novel SARS-CoV-2 viral target into our existing ePlex RP Panel. In October 2020, we received EUA for RP2 from the FDA and have transitioned almost all of our customers from the ePlex SARS-COV-2 Test to RP2. If the FDA were to revoke the EUA for our ePlex SARS-CoV-2 Test or RP2, or if the FDA determines that an EUA is no longer an appropriate regulatory pathway for our ePlex SARS-CoV-2 Test or RP2, it may be more complex, time-consuming, and costly to obtain regulatory approval for such products and our business results and financial performance may be adversely affected.

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

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.*

Consistent with rapidly changing federal, state and local governmental orders and recommendations, we have implemented telework policies wherever possible for appropriate categories of our employees. Employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, temperature checking, and increased sanitation standards in an attempt to maintain the health and safety of our workforce. We are following guidance from the Center for Disease Control (CDC) and the Occupational Safety and Health Administration (OSHA) regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

From time to time we and our key suppliers experience, and may in the future experience, difficulties scaling manufacturing operations to the levels required to support our anticipated growth in a timely and cost effective manner.*

To date, we have produced our products in limited quantities relative to the quantities necessary to achieve our desired revenue growth. In addition, we have experienced a significant increase in demand for our ePlex RP Panel, ePlex SARS-CoV-2 Test, and RP2 as a result of the current COVID-19 pandemic. Developing the necessary manufacturing and quality procedures internally and in conjunction with our key suppliers for a significant number of our newly developed, highly complex products and product components is a challenging process. From time to time we and our suppliers experience, and may in the future experience, manufacturing variability and may not be able to consistently produce sufficient quantities of high quality products and product components at the levels necessary to achieve our revenue growth expectations or to support customer demand or our product development timelines. We recently leased a new 73,000 square foot facility, which we are currently in the process of building out to significantly increase our production capacity. Nevertheless, if we or our key suppliers encounter difficulties in producing sufficient yields of high quality products or product components, or scaling manufacturing operations as a result of, among other things, process and manufacturing transfer complexities, quality control and quality assurance issues, rapid increases in demand, and/or availability or the quality of subcomponents, equipment, and raw material supplies, our reputation may be harmed and we may not achieve our anticipated financial results or product development goals within the time frame we expect, or at all. In addition, we may encounter difficulties managing our supply chain and ensuring timely delivery of sufficient quantities of our products. If we are unable to manage such difficulties, we may be unable to meet our product supply commitments and/or customer expectations, which would adversely impact our financial results and our reputation may suffer and could subject us to potential financial liability.

Finding solutions to product quality, reliability, variability, and raw material sourcing issues is time consuming and expensive, and we may incur significant additional costs or lose revenue as a result of, among other things, delayed product introduction, product recalls, shipment holds, scrapped material, manufacturing delays, scale-up challenges, or inefficiencies, and warranty and service obligations. In addition, we are implementing a number of measures to reduce the cost of manufacturing our ePlex products. If these efforts are unsuccessful, or if these efforts prove less successful than we anticipate or do not deliver the results within the timeframes we expect, we may not achieve our profitability targets in a timely manner, or at all.

To manage our anticipated future growth effectively, we must enhance our manufacturing and supply chain capabilities, infrastructure and manufacturing operations, information technology infrastructure, and financial and accounting systems and controls.

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
•the imposition of tariffs on certain product components based on our suppliers’ location;
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

Our diagnostic test panels also face competition from LDTs developed by national and regional reference laboratories and hospitals. LDTs may not currently be subject to the same regulatory requirements, including those requiring clinical studies and FDA review and clearance or approval that may apply to our diagnostic products. In addition, RP2 will face significant competition by numerous companies that have received or are expected to receive EUA from the FDA for tests or multiplex panels that are designed to detect the virus which leads to COVID-19.

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

We have obtained CE Mark for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel, RP2, the ePlex BCID-GP Panel, the ePlex BCID-GN Panel, and the ePlex BCID-FP Panel. We are commercializing our ePlex system internationally via a network of distribution partners, which is augmented by a limited set of direct sales and technical support personnel based in Europe. If we are unable to establish the infrastructure or recruit highly qualified personnel to support our international sales and support organization, if we fail to identify new distribution partners, or if we are unsuccessful in developing awareness and acceptance of our products and technology internationally, our anticipated revenue growth internationally may not materialize at the levels or within the time frame we expect, our customers may not receive the level of service or product dependability they expect from us, and our future financial performance may be adversely affected. Furthermore, the distributors we establish in particular geographic regions may not commit the necessary resources to market and sell our products to meet our expectations. If our distributors do not perform adequately or in compliance with applicable laws and regulations in particular geographic areas, or if we are unable to locate distributors in particular geographic areas, our ability to realize revenue growth based on sales outside the United States would be harmed. We also must comply with applicable foreign regulatory agency post-market requirements, including routine Notified Body conformity assessments to quality system standards (e.g. ISO 13485). Any failure to maintain post-market compliance with foreign regulatory requirements could harm our business, operations, and/or financial condition.

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

Our quarterly revenue and operating results may vary significantly and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.*

Revenue from our infectious disease products fluctuates based upon the occurrence of related outbreaks and changes in testing recommendations and available therapies. For example, the recent COVID-19 pandemic has significantly increased the demand for our ePlex RP Panel, ePlex SARS-CoV-2 Test, and RP2. Influenza and other respiratory-related outbreaks are usually more concentrated in the first and fourth quarters of the year within the Northern hemisphere. New information or the introduction of advanced treatment options with respect to a particular disease may also affect the rate of related diagnostic testing. Although certain infectious disease outbreaks tend to occur each year, the timing, severity, and length of these incidents varies from one year to another and can vary across different patient populations. In addition, we may not accurately predict the impact of new therapies or vaccines on disease prevalence or changes to infectious disease testing recommendations affecting our products. As a result of one or more of these factors, we may not be able to accurately forecast sales from our infectious disease products.

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

The regulatory clearance or approval process for certain products is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our products.*

We obtained 510(k) clearance from the FDA for our ePlex Instrument and the following ePlex assays: the ePlex RP Panel; the ePlex BCID-GP Panel; the ePlex BCID-GN Panel; and the ePlex BCID-FP Panel. We are also commercializing our ePlex SARS-CoV-2 Test and RP2 under EUA. We are investing significantly in the development of new ePlex molecular diagnostic tests to expand our future product offerings, including our ePlex Gastrointestinal Pathogen Panel, which will require clinical studies and subsequent 510(k) clearance, pre-market approval, or EUA by the FDA prior to marketing those tests for commercial use in the United States. There are a number of potential risks associated with conducting clinical studies and obtaining regulatory clearance. For example, we may have difficulty maintaining the level of reliability and clinical accuracy required to complete clinical studies and obtain FDA clearance or approval. In addition, the FDA may require that we conduct additional studies that could impact the cost associated with product clearance and could potentially delay commercial launch of new ePlex molecular diagnostic tests in the United States. We may be unsuccessful in obtaining FDA clearance for our expanding ePlex test menu within our expected time frame, or at all, which could adversely impact our future financial performance and cause our stock price to decline.

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

As of December 31, 2019, we had pre-2018 net operating loss, or NOL, carryforwards available of approximately $264.6 million for U.S. federal income tax purposes. The federal NOL carryforwards generated prior to 2018 will begin to expire in 2025. The NOL generated in 2018 and 2019 of $78.2 million will carry forward indefinitely and be available to offset up to 80% of future taxable income each year.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 19, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 2, 2018).
10.1	Single Tenant Industrial Triple Net Lease dated July 2, 2020 by and between GenMark Diagnostics, Inc. and Icon Owner Pool 1 West/Southwest, LLC. *
10.2	General Release of Claims dated September 14, 2020 by and between Brian Mitchell and GenMark Diagnostics, Inc.**
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to SEC rules, certain confidential portions of such document have been omitted.
**	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENMARK DIAGNOSTICS, INC.

Date:	October 28, 2020	By:	/s/ SCOTT MENDEL
Scott Mendel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2020	By:	/s/ JOHNNY EK
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)